Form 10QSB
period 1996-03-31
SEVENTH GENERATION INC
filed 1996-05-14
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number 1-12614


                             SEVENTH GENERATION, INC.
      (Exact name of small business issuer as specified in its charter)


                  Vermont                                03-0300509

(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                     Identification Number)



             1 Mill Street, Box A26, Burlington, VT 05401-1530
                  (Address of principal executive offices)


                             (802) 658-3773
                       (Issuer's telephone number)


- - - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock, $.000333 par value, outstanding as of March 31, 1996 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of March 31, 1996 was 1,603,080.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

TOTAL NUMBER OF PAGES:  31                 EXHIBIT INDEX APPEARS ON PAGE:   15

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                    ASSETS

                                                                                 March 31,               December 31,
                                                                                    1996                     1995
                                                                            =====================    =====================


                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                               $            1,025,943   $            1,609,476
  Accounts receivable-trade, net of allowance for doubtful
     accounts of $64,790 and $56,800 at March 31, 1996 and
     December 31, 1995, respectively                                                     812,935                  600,534
  Accounts receivable-other                                                               72,352                   49,118
  Inventories                                                                            304,309                  183,977
  Other prepaid expenses                                                                 121,708                   97,351
  Other  assets                                                                           31,870
                                                                            ---------------------    ---------------------

     Total current assets                                                              2,369,117                2,540,456
                                                                            ---------------------    ---------------------

Equipment:
  Computer equipment                                                                      39,696                   37,990
  Office equipment and furniture                                                          28,735                   27,948
                                                                            ---------------------    ---------------------
                                                                                          68,431                   65,938

  Less accumulated depreciation and amortization                                          45,347                   42,877
                                                                            ---------------------    ---------------------

     Equipment, net                                                                       23,084                   23,061
                                                                            ---------------------    ---------------------


  Deposits and other assets                                                               13,965                   14,203
                                                                            ---------------------    ---------------------

     Total assets                                                         $            2,406,166   $            2,577,720
                                                                            =====================    =====================



                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,               December 31,
                                                                                    1996                     1995
                                                                            =====================    =====================
                                                                                (Unaudited)
Current liabilities:
  Current installments of subordinated convertible debentures             $              100,000   $              180,000
  Accounts payable-trade                                                                 368,297                  298,507
  Other accrued expenses                                                                 133,270                  106,511
  Deferred income                                                                                                  12,500
                                                                            ---------------------    ---------------------

     Total current liabilities                                                           601,567                  597,518

Long-term debt:
  Subordinated convertible debentures,
     excluding current installments                                                      720,000                  820,000
                                                                            ---------------------    ---------------------

     Total liabilities                                                                 1,321,567                1,417,518
                                                                            ---------------------    ---------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value; 2,500,000 shares authorized;
     none issued
  Common stock-$.000333 par value; 15,000,000 shares authorized;
     2,428,791 shares issued and outstanding in 1996 and 1995                                809                      809
  Additional paid-in capital                                                          12,264,623               12,264,623
  Accumulated deficit                                                                (11,180,833)             (11,105,230)
                                                                            ---------------------    ---------------------

     Total stockholders' equity                                                        1,084,599                1,160,202
                                                                            ---------------------    ---------------------

     Total liabilities and stockholders' equity                           $            2,406,166   $            2,577,720
                                                                            =====================    =====================


                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                            For the Three Months Ended
                                                                                         March 31,               March 31,
                                                                                           1996                    1995
                                                                                    ===================     ====================
                                                                                         (Unaudited)           (Unaudited)
Revenue:
    Sales                                                                         $          1,318,604    $             543,933

Cost of sales                                                                                  891,937                  333,709
                                                                                    -------------------     --------------------
    Gross profit                                                                               426,667                  210,224

Other operating income                                                                          12,500
                                                                                    -------------------     --------------------
                                                                                               439,167                  210,224
                                                                                    -------------------     --------------------
Operating expenses:
   Selling and marketing expenses                                                              220,748                  133,818
   Operations and distribution expenses                                                        120,655                   96,177
   General and administrative expenses                                                         168,058                   92,111
                                                                                    -------------------     --------------------
        Total operating expenses                                                               509,461                  322,106
                                                                                    -------------------     --------------------

        Loss from continuing operations                                                        (70,294)                (111,882)
                                                                                    -------------------     --------------------
Other income/(expense):
   Interest income                                                                              18,597                   13,104
   Interest expense                                                                            (23,669)                 (26,540)
   Other                                                                                          (237)                    (238)
                                                                                    -------------------     --------------------
        Total other expense, net                                                                (5,309)                 (13,674)
                                                                                    -------------------     --------------------

Net loss from continuing operations                                                            (75,603)                (125,556)
                                                                                    -------------------     --------------------
Discontinued operations:
  Loss from discontinued operations                                                                                     (77,698)
                                                                                    -------------------     --------------------
         Net loss                                                                  $           (75,603)    $           (203,254)
                                                                                    ===================     ====================

Loss per common share:
   Loss from continuing operations                                                 $             (0.03)    $              (0.05)
   Loss from discontinued catalog operation                                                                              (0.03)
                                                                                    -------------------     --------------------
Net loss per common share                                                          $             (0.03)    $              (0.08)
                                                                                    ===================     ====================

Weighted average shares outstanding during the period                                        2,428,791                2,428,791
                                                                                    ===================     ====================

                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                For the Three Months Ended

                                                                             March 31,                March 31,
                                                                               1996                     1995
                                                                       =====================    =====================
                                                                           (Unaudited)              (Unaudited)
Cash flows from operating activities:
   Net loss                                                           $             (75,603)   $            (203,254)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

      Depreciation and amortization                                                   2,470                   26,971
      Provision for doubtful accounts                                                 7,990

   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable-trade                             (220,391)                  21,651
      (Increase) decrease in accounts receivable-other                              (23,234)                  15,513
      (Increase) decrease in inventories                                           (120,332)                 247,410
      (Increase) decrease in prepaid catalog costs                                                           216,044
      (Increase) decrease in other prepaid expenses                                 (24,357)                  20,472
      (Increase) decrease in other assets                                           (31,632)                  (3,764)
      Increase (decrease) in accounts payable-trade                                  69,790                 (487,347)
      Increase (decrease) in accrued expenses                                        26,759                   18,136
      Increase (decrease) in deferred income                                        (12,500)
      Increase (decrease) in customer deposits                                                                11,315
                                                                       ---------------------    ---------------------

      Net cash used in operating activities                                        (401,040)                (116,853)
                                                                       ---------------------    ---------------------

Cash flows from investing activities:
   Proceeds from disposal of equipment                                                                         1,800
   Purchases of equipment                                                            (2,493)                    (653)
                                                                       ---------------------    ---------------------

      Net cash (used in) provided by investing activities                            (2,493)                    1,147
                                                                       ---------------------    ---------------------

Cash flows from financing activities:

   Principal payments on subordinated convertible debentures                       (180,000)                 (60,000)
   Principal payments on capital lease obligations                                                            (2,789)
                                                                       ---------------------    ---------------------

      Net cash used in financing activities                                        (180,000)                 (62,789)
                                                                       ---------------------    ---------------------

      Net decrease in cash and cash equivalents                                    (583,533)                (178,495)

Cash and cash equivalents, beginning of period                                    1,609,476                1,117,651
                                                                       ---------------------    ---------------------

Cash and cash equivalents, end of period                             $            1,025,943   $              939,156
                                                                       =====================    =====================

                See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
Notes to Financial Statements
March 31, 1996



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The consolidated financial statements include the accounts of Seventh Generation, Inc., a Vermont corporation, and its wholly-owned subsidiary, Seventh Generation Wholesale, Inc., a Vermont corporation. All significant intercompany balances have been eliminated in consolidation.

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

         For further information, please refer to the financial statements and footnotes filed as Item 7 in the Form 10-KSB for Seventh Generation, Inc. for the fiscal year ended December 31, 1995, under Commission File # 1-12614.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE BUSINESS.
    Seventh Generation, Inc. (the "Company") began operations in 1988 for the purpose of marketing a variety of environmentally friendly consumer products primarily through its mail-order catalog. In 1992 the Company began selling its Seventh Generation brand products to retailers on a wholesale basis. Since the sale of the catalog in May 1995, the Company focuses exclusively on the wholesale business.

    PRINCIPLES OF CONSOLIDATION.
    Effective January 1, 1994, Seventh Generation, Inc. formed a wholly owned subsidiary, Seventh Generation Wholesale, Inc., to carry on the operations of its wholesale business. The accompanying consolidated financial statements include all of the accounts of Seventh Generation, Inc. and its wholly owned subsidiary, Seventh Generation Wholesale, Inc. All significant and transactions have been eliminated in consolidation.

    NET LOSS PER COMMON SHARE.
    Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods.

    USE OF ESTIMATES.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NEW ACCOUNTING PRONOUNCEMENTS.
    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123 establishes fair value-based method of accounting for stock-based compensation plans. Entities may either adopt FAS 123 or elect to continue accounting for the issuance of stock under compensation plans in accordance with APB Opinion No. 25 "Accounting for

    Stock Issued to Employees". The Company has not yet selected the accounting method it will use to account for stock-based compensation plans and has not measured the impact of changing its method from APB Opinion No. 25 to FAS 123.


3.  DISCONTINUED OPERATIONS

    In 1995, the Company reached the conclusion that the financial resources necessary to develop both the catalog and wholesale businesses were beyond its means. The Company sold the assets of the catalog business to Gaiam, Inc. (Gaiam) on May 24, 1995. Accordingly, the results of operations of this business segment have been accounted for as discontinued operations for all periods in the Consolidated Statement of Operations. Net sales of discontinued operations were approximately $1,684,600 for the three months ended March 31, 1995.

    The Company also entered into Licensing, Reimbursement and Supply Agreements with Gaiam. Under the Licensing agreement, Gaiam operates a catalog using the Seventh Generation name, in consideration for which Gaiam paid the Company a fee of $200,000, of which $187,500 was recognized in 1995 as other operating income. The Licensing Agreement also requires Gaiam to pay an annual licensing fee of $100,000, commencing on May 24, 1997, if Gaiam continues to use the Seventh Generation name. Through the Reimbursement Agreement, certain of the Company's management provide services towards the operation of the catalog for Gaiam and certain office and personnel expenses are shared. Gaiam reimburses the Company for the cost of these services. Such reimbursement totaled approximately $32,000 for the three months ended March 31, 1996. The Operating Agreement expires on December 31, 1996. Through the Supply Agreement, Gaiam purchases Seventh Generation brand product for resale to its catalog customers. Gaiam is required to purchase and the Company is required to make reasonable effort to supply a minimum of $2.5 million in Seventh Generation products at a 20% markup. After Gaiam has purchased this minimum amount of product, the Company is required to sell any additional product to Gaiam at a 5% markup. Included in the Company's sales for the three months ended March 31, 1996 is approximately $275,000 to Gaiam under the terms of the Supply Agreement, of which approximately $227,000 is applicable towards the minimum.

4.  SUBORDINATED CONVERTIBLE DEBENTURES

                                                                                         March 31,    December 31,
    Subordinated convertible debentures consist of the following:                          1996            1995
                                                                                            -----            ----
    10% subordinated convertible debentures, unsecured, $180,000 due February 28,
    1996, convertible  at a price per share of $13.33 and $620,000 due February 28,
    1998, convertible at a price per common share of $6.67                             $   620,000     $   800,000

10% subordinated convertible debentures, unsecured,
due November 30, 1998, convertible at a price per
common share of $6.67                                                                      100,000         100,000

12% subordinated convertible debentures, unsecured,
due February 28, 1997, convertible at a price per
common share of $6.67                                                                      100,000         100,000
                                                                                       -----------     -----------

Total subordinated convertible debentures                                                  820,000       1,000,000
Less current installments                                                                 (100,000)       (180,000)
                                                                                       ------------    ------------

Subordinated convertible debentures, less current installments                         $   720,000     $   820,000
                                                                                       ===========     ===========

         During 1995, the holders of $240,000 in subordinated convertible debentures due February 28, 1995 agreed to extend the due dates for $180,000 of those debentures to February 28, 1996. The $180,000 was paid with accrued interest in February, 1996.

         The number of shares of common stock reserved for the potential conversion of these debentures was 136,444 at March 31, 1996.


5.       COMMITMENTS AND CONTINGENCIES

         Uncertainties:

         The company has historically incurred losses from operations which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of wholesale distributors, including Gaiam, the purchaser of the catalog segment. If the number of distributors and retailers were reduced or Gaiam was unable to meet its commitments, the Company may not have adequate liquidity.

         Litigation:


         In conjunction with the sale of catalog assets to Gaiam, Inc., the investment banking firm of Ulin & Holland alleges that the Company owes it a fee of $98,500. The Company denies any liability and filed suit in the United States District Court for the District of Vermont on October 23, 1995 seeking a declaratory judgment that it has no such liability. Ulin & Holland has answered the Complaint and filed a Counterclaim against the Company alleging breach of contract, fraudulent misrepresentation, and violation of the Massachusetts Fair Business Practices Act. The Company has moved to dismiss the latter two counterclaims for failure to state a claim upon which relief may be granted. Ulin & Holland seeks $98,500 on its breach of contract claim. Its fraudulent misrepresentation and Fair Business Practices Act claims seek, in addition to the contract damages, punitive damages (or triple damages) and attorneys' fees. While management believes it has meritorious defenses against the suit, the ultimate resolution remains an uncertainty. In the event of a material loss, such loss could have a material effect on the financial position of the Company and the results of operations.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Overview

     Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation as the leading brand name for environmentally responsible consumer products. Seventh Generation, Inc. (the "Company" ) believes that today it is one of the leading marketers of environmentally friendly household products in the United States. The Company sells Seventh Generation brand name products through distributors to natural food stores throughout the United States, and the Company is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast. The Company's products are also marketed through the "Seventh Generation" mail order catalog (the "Catalog"), which was sold to Gaiam, Inc. ("Gaiam") on May 24, 1995, and is operated by Gaiam using the "Seventh Generation" trademarked name pursuant to a Licensing Agreement further described below.

     Seventh Generation brand name products include: paper towels, bathroom and facial tissue, napkins and paper plates made from 100% recycled fiber, manufactured without the use of chlorine bleach; cleaning and laundry products that are renewable resource based, phosphate free and biodegradable; plastic trash bags made from 100% recycled plastic; and feminine hygiene products manufactured without the use of chlorine bleach. The Company markets and distributes, but does not manufacture, its products.

Seventh Generation brand name products are available in the natural food industry's larger retail chains. In 1995, the Company's sales to the natural food industry grew significantly over sales in 1994 as a result of increased same store sales, new product introductions, consumer promotions, and continued market penetration. The Company plans to continue its efforts to introduce new products and expand distribution in the natural food industry.

     In January 1995, the Company made its first sales to supermarkets in the northeastern United States. The Company's sales efforts are now focused primarily on upscale supermarket retailers and wholesalers. Although the Company is starting to realize sales to this market segment, there can be no assurance that the Company will be successful with its marketing strategy.

     The Company plans to continue with its primary focus of expanding distribution in the natural foods industry and to continue sales to supermarket chains in the Northeast, coupled with brand name product sales to the Seventh Generation mail order catalog operated by Gaiam, as well as other catalog companies. The Company continues to explore other opportunities to expand distribution, including a new program called Shop & Care (TM) designed to help not for profit organizations raise funds by selling the Company's products, which the Company introduced in the first quarter of 1996.

Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

     The Company's  Consolidated  Statement of  Operations  for the three months
ended  March  31,  1996  and  1995  present  the  catalog   operations   in  the
Discontinued Operations section of the Statement.

Operations

     Sales from continuing operations to natural food customers, supermarkets and Gaiam during the three months ended March 31, 1996 were $1,318,604, an increase of $774,671, or 142%, compared to $543,933 during the three months ended March 31, 1995. This favorable performance was due to the continued growth of sales to natural food customers and the commencement of sales to supermarkets and Gaiam.

     Gross profits were $426,667, an increase of $216,443, or 103%, compared to $210,224 during 1995. Gross margins decreased to 32.4% as a percentage of sales, from 38.6% in 1995, primarily due to the changing mix of sales.

     Operating expenses were $509,461, or 38.6% of sales, an increase of $187,355, or 58.2%, compared to $322,106, or 59.2% of sales during 1995. The increase was due primarily to variable selling and marketing expenses and operations and distribution expenses, which increase with the sales volume. Additionally, these expenses increased due to start up costs related to start up costs related to the Company's new Shop & Care(TM) marketing program and increased general and administrative expenses, which in the 1995 quarter were in part allocated to the catalog business. Included in operating expenses are general and administrative costs, which include the expense of maintaining the Company's status as a "public" company (filing fees, transfer agent costs, legal fees, officers and directors liability insurance, and the cost of annual reports and proxy statements). Also included in operating expenses is the effect of reimbursement by Gaiam to the Company of approximately $32,000 under the Reimbursement and Operating Agreements described below.

     The loss from continuing operations was $75,603, a decrease of $49,953, or 40%, compared to $125,556 in 1995. This improvement can be attributed to the combined effect of higher sales and lower operating expenses as a percentage of sales, coupled with the recognition of $12,500 in licensing fees from Gaiam for the use of the "Seventh Generation" name on the Gaiam mail order catalog. In each of the third and fourth quarters of 1995, the Company recognized $75,000 of licensing revenue. The lower amount recognized in the first quarter adversely affected the results of the Company's continuing operations in comparison to the 1995 third and fourth quarters. After the first quarter of 1996, no further licensing revenue may be earned until May 25, 1997.

Transactions with Gaiam

     Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in the first quarter of 1996. Gross margins from these sales of 16.7% are lower than on natural food and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. As of March 31, 1996, Gaiam has purchased approximately $1,155,000 of product under the Supply Agreement, of which approximately $969,000 is applicable toward the minimum. Pursuant to the Licensing Agreement, Gaiam has paid the Company an initial license fee of $200,000 and will pay an annual license fee of $100,000, commencing May 25, 1997, if it continues to use the rights. Pursuant to the Operating Agreement (subsequently re-named the "Reimbursement Agreement") the Company's President and his assistant assist Gaiam with the operation of its catalog, and certain office equipment expenses are shared between the two companies. This Agreement has helped lower the Company's overall operating expenses. The term of the Reimbursement Agreement expires on December 31, 1996. During the quarter ended March 31, 1996, the Company was reimbursed for approximately $32,000 of expenses. The Reimbursement Agreement is of more limited scope than the Operating Agreement and is expected to reimburse the Company for approximately $100,000 of expenses for the period February 1, 1996 to December 31, 1996.

Discontinued Operations

     On May 24, 1995, the Company entered into the Operating and Licensing Agreements mentioned above and sold the assets of its catalog business to Gaiam for $1,270,000 in cash and the assumption of over $500,000 in liabilities. The Company had no activity from discontinued operations in the first quarter of 1996. This compares to a loss of $77,698 in the first quarter of 1995 from the operation of the catalog business.

Summary

     The net loss for the quarter ending March 31,1996 was $75,603, an improvement of $127,651 over the net loss of $203,254 in 1995.

Liquidity and Capital Resources

     The Company has historically financed its operations through equity and debt financing, and the extension of credit by its trade creditors and its landlord. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,180,833 in accumulated deficits through March 31, 1996.

     On May 24, 1995, the Company sold the assets of the Catalog to Gaiam. The infusion of cash from the sale, the payments received under the associated Supply, Operating and Licensing Agreements, the elimination of the catalog operating losses, and the need for capital resources necessary to fund catalog marketing costs and inventories are all significant factors in improving the liquidity of the Company. The catalog asset sale provided the Company immediate liquidity and allows the Company, through the Supply Agreement, to continue to market its brand name products in the Seventh Generation(R) mail order catalog, while reducing the operating loss exposure and capital requirements, which had been a continual drain on the Company's resources. Furthermore, it allows the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural foods industry, regional supermarkets, other mail order catalogs and new channels of distribution.

     To date, the Company's wholesale expansion into supermarkets has proceeded more slowly than expected. As a result, the Company's sales strategy has evolved and changed to focus primarily on the natural food industry and, secondarily, on sales to select supermarkets, mail order catalogs, and other new distribution channels that the Company is exploring without having to materially increase its operating costs, including the Shop & Care (TM) program mentioned above. This more targeted sales approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts who serve customers similar to the Company's current customer base. This has helped to reduce operating expenses and losses.

     The Company still intends to rely primarily on a non-traditional marketing strategy to stimulate consumer trial and repeat purchases in supermarkets, rather than more costly traditional marketing strategies such as television advertising and mass delivered consumer promotions. However, some traditional marketing expenses have been and will continue to be incurred on a limited basis when appropriate. Although the Company is starting to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

     The Company incurred during 1995, and expects to continue to incur during 1996, expenditures to support the expansion of its wholesale distribution business. At a minimum, the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to public relations, product development, retail promotions, and package design. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity. During the first quarter of 1996, the Company's operations and debt repayment utilized $583,533 of the Company's available cash balances. The Company used $235,635 to fund an increase in accounts receivable, which increased 36% to $885,287 from $649,652 at December 31, 1995. The Company also used $120,332 to increase its inventories. These expenses result from the Company's sales increasing 30% to $1,318,604 in the first quarter of 1996 from $1,014,437 in the fourth quarter of 1995. In addition, on February 29, 1996, the Company repaid $180,000 of its outstanding 10% Subordinated Convertible Debentures. On February 28, 1997, an additional $100,000 of its outstanding 12% Subordinated Convertible Debentures will come due.

     The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first quarter of 1996, collectively accounting for 51% of the Company's sales. The loss of any one of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to the relationship the Company maintains with them, would affect the Company's liquidity.

     As the Company continues its expansion into targeted supermarkets in the Northeast and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them when possible. During the quarter ended March 31, 1996, the Company reduced its loss from continuing operations by $49,953, or 40%, from $125,556 in 1995 to $75,603 in 1996. A factor in the
Company's improved performance during this period was the $12,500 of licensing income realized during the period. In the prior three quarters, the second, third and fourth quarters of 1995, the Company realized a total of $187,500 of licensing income. Because this licensing income will not be realized after the first quarter of 1996, and may not be realized again until May 23, 1997, the Company's operating results will be affected during the balance of 1996.

     While the Company had not reached revenue levels during 1995 which allowed it to be profitable on continuing operations, management believes that it has taken the steps necessary to control losses while building the business. The Company has experienced liquidity problems from time to time, which has resulted in insufficient resources to pay its creditors within terms. The sale of the catalog assets to Gaiam, and Gaiam's assumption of certain liabilities, has significantly improved the Company's liquidity. The Company is current in all of its obligations. The Company's working capital as of March 31, 1996 was

$1,767,550, and the current ratio (current assets/current liabilities) was 3.9 to 1. The Company believes that the cash infusion from the Catalog sale, together with significantly lower operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis.

     The Company has faced a number of significant challenges prior to 1995. The sale of the Catalog assets to Gaiam, however, has allowed the Company to eliminate the losses from its catalog business and put the Company in a significantly improved liquidity position. Management believes the Company has positioned itself to control its losses and continue the expansion of its revenue base in order to achieve profitability, while pursuing its mission of making Seventh Generation the leading brand of environmentally friendly household products.


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     In conjunction with the sale of catalog assets to Gaiam, the investment banking firm of Ulin & Holland alleges that the Company owes it a fee of $98,500. The Company denies any liability and filed suit in the United States
District Court for the District of Vermont on October 23, 1995 seeking a declaratory judgment that it has no such liability. Ulin & Holland has answered the Complaint and filed a Counterclaim against the Company alleging breach of contract, fraudulent misrepresentation, and violation of the Massachusetts Fair Business Practices Act. The Company has moved to dismiss the latter two counterclaims for failure to state a claim upon which relief may be granted. Ulin & Holland seeks $98,500 on its breach of contract claim. Its fraudulent misrepresentation and Fair Business Practices Act claims seek, in addition to the contract damages, punitive damages (or triple damages) and attorneys' fees. While management believes it has meritorious defenses against the suit, the ultimate resolution remains an uncertainty. In the event of a loss, such loss could have a material effect on the financial position of the Company and the results of operations.


ITEM 2. CHANGES IN SECURITIES

     Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

     Not applicable


ITEM 5. OTHER INFORMATION

     Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM  8-K

     (a)      The following documents are filed as a part of this Report:

EXHIBITS:

Exhibit #     Description

   (10.1)             Incentive Plan*


   (10.2)             Reimbursement Agreement


   (11)               Statement re: Computation of Per Share Loss

     (*)      Management Compensation Plan


     (b)      Reports on Form 8-K:

     No reports on Form 8K were filed during the quarter ended March 31, 1996.

                               SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SEVENTH GENERATION, INC.


Date: May 13, 1996             By:    /S/Jeffrey A. Hollender
                                      Jeffrey A. Hollender
                                      President and Chief Executive Officer
                                      (Principal Executive & Financial Officer)

EXHIBIT INDEX:

Exhibit #     Description                                          Page

(10.1)        Incentive Plan                                        17

(10.2)        Reimbursement Agreement                               23

(11)          Statement Re: Computation of per share loss           31