Form 10QSB
period 1996-06-30
SEVENTH GENERATION INC
filed 1996-08-13
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock, $.000333 par value, outstanding as of July 31, 1996 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of July 31, 1996 was 1,603,080.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

TOTAL NUMBER OF PAGES:  21                 EXHIBIT INDEX APPEARS ON PAGE:   17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

                                    ASSETS

                                                                                  June 30,               December 31,
                                                                                    1996                     1995
                                                                            =====================    =====================


                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                               $            1,188,295   $            1,609,476
  Accounts receivable-trade, net of allowance for doubtful
     accounts of $79,800 and $56,800 at June 30, 1996 and
     December 31, 1995, respectively                                                     614,168                  600,534
  Accounts receivable-other                                                               37,413                   49,118
  Inventories                                                                            262,343                  183,977
  Other  assets                                                                           93,137                   97,351
                                                                            ---------------------    ---------------------

     Total current assets                                                              2,195,356                2,540,456
                                                                            ---------------------    ---------------------

Equipment:
  Computer equipment                                                                      40,928                   37,990
  Office equipment and furniture                                                          28,735                   27,948
                                                                            ---------------------    ---------------------
                                                                                          69,663                   65,938

  Less accumulated depreciation and amortization                                          47,816                   42,877
                                                                            ---------------------    ---------------------

     Equipment, net                                                                       21,847                   23,061
                                                                            ---------------------    ---------------------


  Deposits and other assets                                                               15,927                   14,203
                                                                            ---------------------    ---------------------

     Total assets                                                         $            2,233,130   $            2,577,720
                                                                            =====================    =====================



                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,               December 31,
                                                                                    1996                     1995
                                                                            =====================    =====================
                                                                                (Unaudited)
Current liabilities:
  Current installments of subordinated convertible debentures             $              100,000   $              180,000
  Accounts payable-trade                                                                 311,755                  298,507
  Other accrued expenses                                                                 182,703                  106,511
  Deferred income                                                                                                  12,500
                                                                            ---------------------    ---------------------

     Total current liabilities                                                           594,458                  597,518

Long-term debt:
  Subordinated convertible debentures,
     excluding current installments                                                      720,000                  820,000
                                                                            ---------------------    ---------------------

     Total liabilities                                                                 1,314,458                1,417,518
                                                                            ---------------------    ---------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value; 2,500,000 shares authorized;
     none issued
  Common stock-$.000333 par value; 15,000,000 shares authorized;
     2,428,791 shares issued and outstanding in 1996 and 1995                                809                      809
  Additional paid-in capital                                                          12,264,623               12,264,623
  Accumulated deficit                                                                (11,346,760)             (11,105,230)
                                                                            ---------------------    ---------------------

     Total stockholders' equity                                                          918,672                1,160,202
                                                                            ---------------------    ---------------------

     Total liabilities and stockholders' equity                           $            2,233,130   $            2,577,720
                                                                            =====================    =====================


                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                            For the Three Months Ended
                                                                                         June 30,                June 30,
                                                                                           1996                    1995
                                                                                    ===================     ====================
                                                                                         (Unaudited)           (Unaudited)
Revenue:
    Sales                                                                         $          1,240,013    $             644,919

Cost of sales                                                                                  943,573                  432,848
                                                                                    -------------------     --------------------
    Gross profit                                                                               296,440                  212,071

Other operating income                                                                                                   37,500
                                                                                    -------------------     --------------------
                                                                                               296,440                  249,571
                                                                                    -------------------     --------------------
Operating expenses:
   Selling and marketing expenses                                                              222,677                  122,748
   Operations and distribution expenses                                                         88,050                   73,479
   General and administrative expenses                                                         144,080                   98,294
                                                                                    -------------------     --------------------
        Total operating expenses                                                               454,807                  294,521
                                                                                    -------------------     --------------------

        Loss from continuing operations                                                       (158,367)                 (44,950)
                                                                                    -------------------     --------------------
Other income/(expense):
   Interest income                                                                              13,668                   19,999
   Interest expense                                                                            (20,989)                 (25,476)
   Other                                                                                          (239)                    (238)
                                                                                    -------------------     --------------------
        Total other expense, net                                                                (7,560)                  (5,715)
                                                                                    -------------------     --------------------

Net loss from continuing operations                                                           (165,927)                 (50,665)
                                                                                    -------------------     --------------------
Discontinued operations:
  Loss from discontinued operations                                                                                     (45,832)

Gain on disposal of discontinued catalog operation, including provision for operating losses of $12,390 during phase-out
  period (net of income taxes of $2,000 in 1995)                                                                        760,105
                                                                                    -------------------     --------------------
Income from discontinued operations                                                                                     714,273
                                                                                    -------------------     --------------------
         Net income (loss)                                                         $          (165,927)    $            663,608
                                                                                    ===================     ====================

Income (loss) per common share:
   Loss from continuing operations                                                 $             (0.07)    $              (0.02)
   Loss from discontinued catalog operation                                                                               (0.02)
   Gain on disposal of discontinued catalog operation                                                                      0.31
                                                                                    -------------------     --------------------
Net income (loss) per common share                                                 $             (0.07)    $               0.27
                                                                                    ===================     ====================

Weighted average shares outstanding during the period                                        2,428,791                2,428,791
                                                                                    ===================     ====================

                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                            For the Three Months Ended
                                                                                         June 30,                June 30,
                                                                                           1996                    1995
                                                                                    ===================     ====================
                                                                                         (Unaudited)           (Unaudited)
Revenue:
    Sales                                                                         $          2,558,617    $           1,188,852

Cost of sales                                                                                1,835,510                  766,557
                                                                                    -------------------     --------------------
    Gross profit                                                                               723,107                  422,295

Other operating income                                                                          12,500                   37,500
                                                                                    -------------------     --------------------
                                                                                               735,607                  459,795
                                                                                    -------------------     --------------------
Operating expenses:
   Selling and marketing expenses                                                              443,425                  256,566
   Operations and distribution expenses                                                        208,705                  169,656
   General and administrative expenses                                                         312,138                  190,405
                                                                                    -------------------     --------------------
        Total operating expenses                                                               964,268                  616,627
                                                                                    -------------------     --------------------

        Loss from continuing operations                                                       (228,661)                (156,832)
                                                                                    -------------------     --------------------
Other income/(expense):
   Interest income                                                                              32,265                   33,103
   Interest expense                                                                            (44,658)                 (52,016)
   Other                                                                                          (476)                    (476)
                                                                                    -------------------     --------------------
        Total other expense, net                                                               (12,869)                 (19,389)
                                                                                    -------------------     --------------------

Net loss from continuing operations                                                           (241,530)                (176,221)
                                                                                    -------------------     --------------------
Discontinued operations:
  Loss from discontinued operations                                                                                    (123,530)

Gain on disposal of discontinued catalog operation, including provision for operating losses of $12,390 during phase-out
  period (net of income taxes of $2,000 in 1995)                                                                        760,105
                                                                                    -------------------     --------------------
Income from discontinued operations                                                                                     636,575
                                                                                    -------------------     --------------------
         Net income (loss)                                                         $          (241,530)    $            460,354
                                                                                    ===================     ====================

Income (loss) per common share:
   Loss from continuing operations                                                 $             (0.10)    $              (0.07)
   Loss from discontinued catalog operation                                                                               (0.05)
   Gain on disposal of discontinued catalog operation                                                                      0.31
                                                                                    -------------------     --------------------
Net income (loss) per common share                                                 $             (0.10)    $               0.19
                                                                                    ===================     ====================

Weighted average shares outstanding during the period                                        2,428,791                2,428,791
                                                                                    ===================     ====================

                See accompanying notes to financial statements.

                            SEVENTH GENERATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                  For the Six Months Ended

                                                                             June 30,                 June 30,
                                                                               1996                     1995
                                                                       =====================    =====================
                                                                           (Unaudited)              (Unaudited)
Cash flows from operating activities:
   Net loss                                                           $            (241,530)   $             460,354
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:

      Depreciation and amortization                                                   4,940                    7,103
      Provision for doubtful accounts                                                15,010

   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable-trade                              (28,644)                 (18,716)
      (Increase) decrease in accounts receivable-other                               11,705                  (35,567)
      (Increase) decrease in inventories                                            (78,366)                  (6,622)
      (Increase) decrease in other prepaid expenses                                   4,214                   36,973
      (Increase) decrease in other assets                                            (1,724)                   7,793
      (Increase) decrease in assets of discontinued catalog
                 operation - net                                                                             464,568
      Increase (decrease) in accounts payable-trade                                  13,248                 (105,844)
      Increase (decrease) in accrued expenses                                        76,192                  (20,756)
      Increase (decrease) in deferred income                                        (12,500)                 162,500
                                                                       ---------------------    ---------------------

      Net cash used in operating activities                                        (237,455)                 951,786
                                                                       ---------------------    ---------------------

Cash flows from investing activities:
   Proceeds from disposal of equipment                                                                         1,800
   Purchases of equipment                                                            (3,726)
                                                                       ---------------------    ---------------------

      Net cash (used in) provided by investing activities                            (3,726)                   1,800
                                                                       ---------------------    ---------------------

Cash flows from financing activities:

   Principal payments on subordinated convertible debentures                       (180,000)                 (60,000)
                                                                       ---------------------    ---------------------

      Net cash used in financing activities                                        (180,000)                 (60,000)
                                                                       ---------------------    ---------------------

      Net increase (decrease) in cash and cash equivalents                         (421,181)                 893,586

Cash and cash equivalents, beginning of period                                    1,609,476                1,117,651
                                                                       ---------------------    ---------------------

Cash and cash equivalents, end of period                             $            1,188,295   $            2,011,237
                                                                       =====================    =====================

                See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
Notes to Financial Statements
June 30, 1996



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

        In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996.

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

    Principles of Consolidation.
    Effective January 1, 1994, Seventh Generation, Inc. formed a wholly owned subsidiary, Seventh Generation Wholesale, Inc. to carry on the operations of its wholesale business. The accompanying consolidated financial statements include all of the accounts of Seventh Generation, Inc. and its wholly owned subsidiary, Seventh Generation Wholesale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

    Net Loss Per Common Share.
    Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods.

    Use of Estimates.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. DISCONTINUED OPERATIONS

    In 1995, the Company reached the conclusion that the financial resources necessary to develop both the catalog and wholesale businesses were beyond its means. The Company sold the assets of the catalog business to Gaiam Inc. (Gaiam) on May 24, 1995. Accordingly, the results of operations of this business segment have been accounted for as discontinued operations for all periods in the Consolidated Statement of Operations. Net sales of discontinued operations were approximately $713,000 for the three months ended June 30, 1995. Net sales of discontinued operations were approximately $2,255,000 for the six months ended June 30, 1995.

    The Company also entered into Licensing, Reimbursement and Supply Agreements with Gaiam. Under the Licensing Agreement, Gaiam operates a catalog using the Seventh Generation name in consideration for which Gaiam paid the Company a fee of $200,000 of which $187,500 was recognized in 1995 as other operating income. The Licensing Agreement also requires Gaiam to pay an annual licensing fee of $100,000 commencing on May 24, 1997 if Gaiam continues to use the Seventh Generation name.

    Pursuant to the Operating Agreement (subsequently re-named the "Reimbursement Agreement") the Company's President and his assistant assist Gaiam with the operation of its catalog, and certain office equipment expenses are shared between the two companies. This Agreement has helped lower the Company's overall operating expenses. The term of the Reimbursement Agreement expires on December 31, 1996. For the three months ended June 30, 1996, the Company was reimbursed for approximately $24,000 of expenses. For the six months ended June 30, 1996, the Company was reimbursed for approximately $56,000 of expenses. The Reimbursement Agreement is of more limited scope than the Operating Agreement and is expected to provide for reimbursement to the Company of approximately $100,000 of expenses for the period February 1, 1996 to December 31, 1996.

    Through the Supply Agreement, Gaiam purchases Seventh Generation brand product for resale to its catalog customers. Gaiam is required to purchase and the Company is required to make reasonable efforts to supply a minimum of $2.5 million in Seventh Generation products at a 20% markup. After Gaiam has purchased this minimum amount of product, the Company may sell any additional product to Gaiam at a 5% markup. Included in the Company's sales for the three months ended June 30, 1996 is approximately $393,000 to Gaiam under the terms of the Supply Agreement, of which approximately $325,000 is applicable towards the minimum. Included in the Company's sales for the six months ended June 30, 1996 is approximately $668,000 to Gaiam under the terms of the Supply Agreement, of which approximately $552,000 is applicable towards the minimum.

4.  SUBORDINATED CONVERTIBLE DEBENTURES

                                                                                         June 30,      December 31,
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

         The number of shares of common stock reserved for the potential conversion of these debentures was 136,444 at June 30, 1996.



5.  COMMITMENTS AND CONTINGENCIES

        Uncertainties:
        The Company has historically incurred losses from operations which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of wholesale distributors including Gaiam, the purchaser of the catalog business segment.
If the number of distributors and retailers were reduced or Gaiam was unable to meet its commitments, the Company may not have adequate liquidity.

        Litigation:
        In conjunction with the sale of catalog business segment assets to Gaiam, Inc., the investment banking firm of Ulin & Holland alleged that the Company owed it a fee of $98,500. The Company denied any liability and filed suit in the United States District Court for the District of Vermont on October 23, 1995 seeking a declaratory judgment that it had no such liability. Ulin & Holland answered the Complaint and filed a Counterclaim against the Company alleging breach of contract, fraudulent misrepresentation, and violation of the Massachusetts Fair Business Practices Act. The Company moved to dismiss the latter two counterclaims for failure to state a claim upon which relief may be granted. Ulin & Holland sought $98,500 on its breach of contract claim. Its fraudulent misrepresentation and Fair Business Practices Act claims sought, in addition to the contract damages, punitive damages (or triple damages) and attorneys' fees.

        While management believed it had meritorious defenses against the suit, the Company entered into a preliminary settlement agreement on July 29, 1996 pursuant to which the Company will pay Ulin & Holland $50,000 to settle this matter.


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

        In January 1995, the Company made its first sales to supermarkets in the northeastern United States. The Company's sales efforts are now focused primarily on upscale supermarket retailers and wholesalers. Although the Company has realized initial sales to this market segment, there can be no assurance that the Company will be successful with its marketing strategy or that the Company will be able to expand sales to this segment.

        The Company plans to continue with its primary focus of expanding distribution in the natural foods industry and to continue sales to supermarket chains in the Northeast, coupled with brand name product sales to the Seventh Generation mail order catalog operated by Gaiam, as well as other catalog companies. The Company continues to explore other opportunities to expand distribution including a new program called Shop & Care (TM) designed to help not for profit organizations raise funds by selling the Company's products, which the Company introduced in the first quarter of 1996.

Results of Operations

Three Months Ended June 30, 1996 Compared to the
Three Months Ended June 30, 1995

        The Company's Consolidated Statement of Operations for the three months ended June 30, 1996 and 1995 present the catalog operations in the "Discontinued Operations" section of the Statement.

Operations

    Sales from continuing operations to natural food customers, supermarkets, Gaiam and other customers during the three months ended June 30, 1996 were $1,240,013, an increase of $595,094, or 92%, compared to $644,919 during the three months ended June 30, 1995. This favorable performance was due to the continued growth of sales to natural food customers and the growth of sales to supermarkets and Gaiam.

    Gross profits were $296,440, an increase of $84,369, or 40%, compared to $212,071 during 1995. Gross margins decreased to 23.9% as a percentage of sales, from 32.9% in 1995, primarily due to the changing mix of sales.

    Operating expenses were $454,807 or 36.7% of sales, compared to $294,521 or 45.7% of sales during 1995. The increase was due primarily to the settlement of the Ulin & Holland lawsuit mentioned previously, variable selling and marketing expenses, which increase with the sales volume, start up costs related to the Company's new Shop & Care (TM) marketing program, and increased general and administrative expenses. Included in operating expenses are general and administrative costs which include the expense of maintaining the Company's status as a "public" company (filing fees, transfer agent costs, legal fees, officers and directors liability insurance, and the cost of annual reports and proxy statements). Also included as a reduction in operating expenses is the effect of reimbursement by Gaiam to the Company of approximately $24,000 under the Reimbursement Agreement described below.

    The loss from continuing operations was $165,927, an increase of $115,262, or 227%, compared to $50,665 in 1995. The increase can be attributed to the legal costs and the settlement of the lawsuit of approximately $36,000 recognized in the quarter, lower gross margin as a percentage of sales and higher spending for variable selling and marketing expenses. Additionally, losses from continuing operations in the 1995 period were reduced by the recognition of $37,500 in licensing fees from Gaiam for the use of the "Seventh Generation" name on the Gaiam mail order catalog. No licensing revenue was recognized in the second quarter, adversely affecting the results of the Company's continuing operations in comparison to the 1995 quarter. No further licensing revenue may be earned until May 25, 1997.


Transactions with Gaiam

    Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in the second quarter of 1996. Gross margins from these sales of 16.7% are lower than on natural food and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company may sell additional product to Gaiam at cost plus 5%. For the three month period ended June 30, 1996, Gaiam purchased approximately $668,000 of product under the Supply Agreement, of which approximately $552,000 is applicable toward the minimum. Pursuant to the Licensing Agreement, Gaiam has paid the Company an initial license fee of $200,000 and will pay an annual license fee of $100,000, commencing May 25, 1997, if it continues to use the rights. Pursuant to the Operating Agreement (subsequently re-named the "Reimbursement Agreement"), the Company's President and his assistant assist Gaiam with the operation of its catalog, and certain office equipment expenses are shared between the two companies. This Agreement has helped lower the Company's overall operating expenses. The term of the Reimbursement Agreement expires on December 31, 1996. During the quarter ended June 30, 1996, the Company was reimbursed for approximately $24,000 of expenses. The Reimbursement Agreement is of more limited scope than the Operating Agreement and is expected to provide for the reimbursement to the Company of approximately $100,000 of expenses for the period February 1, 1996 to December 31, 1996.

Discontinued Operations

    On May 24, 1995 the Company entered into the Operating and Licensing Agreements mentioned above and sold the assets of its catalog business to Gaiam for $1,270,000 in cash and the assumption of over $500,000 in liabilities. The Company had no activity from discontinued operations in the second quarter of 1996. This compares to a loss of $45,832 in the second quarter of 1995 from the operation of the catalog business. Additionally, in 1995 the gain on disposal of discontinued catalog operations was $760,105.

Summary

    The net loss for the quarter ending June 30,1996, was $165,927, a decrease of $829,535 from the net income of $663,608 in 1995, which includes the $760,105 gain on disposal of discontinued catalog operations and $37,500 of licensing revenue.


Six Months Ended June 30, 1996 Compared to the
Six Months Ended June 30, 1995

    The Company's Consolidated Statement of Operations for the six months ended June 30, 1996 and 1995 present the catalog operations in the "Discontinued Operations" section of the Statement.

Operations

    Sales from continuing operations to natural food customers, supermarkets, Gaiam and other customers during the six months ended June 30, 1996 were $2,558,617, an increase of $1,369,765, or 115%, compared to $1,188,852 during the six months ended June 30, 1995. This favorable performance was due to the continued growth of sales to natural food customers and the growth of sales to supermarkets and Gaiam.

    Gross profits were $723,107, an increase of $300,812, or 71%, compared to $422,295 during 1995. Gross margins decreased to 28.3% as a percentage of sales, from 35.5% in 1995, primarily due to the changing mix of sales.

    Operating expenses were $964,268, or 37.7% of sales, an increase of $347,641, or 56.4%, compared to $616,627, or 51.9% of sales during 1995. The increase was due primarily to the settlement of the lawsuit, variable selling and marketing expenses and operations and distribution expenses, which increase with the sales volume, start up costs related to the Company's new Shop &
Care (TM) marketing program, and increased general and administrative expenses. Included in operating expenses are general and administrative costs, which include the expense of maintaining the Company's status as a "public" company (officers and directors liability insurance, legal fees, transfer agent costs, filing fees, and the cost of annual reports and proxy statements). Also included as a reduction in operating expenses is the effect of reimbursement by Gaiam to the Company of approximately $56,000 under the Reimbursement Agreement described above.

    The loss from continuing operations was $241,530, an increase of $65,309, or 37.1%, compared to $176,221 in 1995. The increase can be attributed to higher spending for variable selling and marketing expenses, lower gross margin as a percentage of sales, legal costs and the settlement of the lawsuit of approxi-mately $36,000 recognized in the period, and an increase in operations expenses due to the higher levels of inventory required to service the higher sales volume. Additionally, losses in the 1995 period were reduced as a result of the recognition of $37,500 in licensing fees from Gaiam for the use of the "Seventh Generation" name on the Gaiam mail order catalog, as compared to $12,500 during the first quarter of 1996. The lower amount recognized in the first quarter and no recognition of licensing revenue in the second quarter adversely affected the results of the Company's continuing operations in comparison to the 1995 period. No further licensing revenue may be earned until May 25, 1997.

Transactions with Gaiam

    Sales pursuant to the Supply Agreement with Gaiam increased the Company's wholesale sales in the first half of 1996, although gross margins from these sales of 16.7% are lower than on natural food and supermarket sales. Pursuant to the Reimbursement Agreement, the Company was reimbursed for approximately $56,000 of expenses in the first half of 1996.

Discontinued Operations

    The Company had no activity from discontinued operations in the first six months of 1996. This compares to a loss of $123,530 in the first six months of 1995 from the operation of the catalog business. Additionally, in 1995, the gain on disposal of discontinued catalog operations was $760,105.

Summary

    The net loss for the six months ended June 30, 1996, was $241,530, a decrease of $701,884 from the net income of $460,354 in 1995, which includes the $760,105 gain on disposal of discontinued catalog operations.

Liquidity and Capital Resources

    The Company has historically financed its operations through equity and debt financing, and the extension of credit by its trade creditors and its landlord. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,346,760 in accumulated deficits through June 30, 1996.

    On May 24, 1995, the Company sold the assets of the Catalog to Gaiam. The infusion of cash from the sale, the payments received under the associated Supply, Operating and Licensing Agreements, the elimination of the catalog operating losses, and the need for capital resources necessary to fund catalog marketing costs and inventories are all significant factors in improving the liquidity of the Company. The catalog asset sale provided the Company immediate liquidity and allows the Company, through the Supply Agreement, to continue to market its brand name products in the Seventh Generationr mail order catalog, while reducing the operating loss exposure and capital requirements which had been a continual drain on the Company's resources. Furthermore, it allows the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural foods industry, regional supermarkets, other mail order catalogs and new channels of distribution.

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

    The Company incurred during 1995, and expects to continue to incur during 1996, expenditures to support the expansion of its wholesale distribution business. At a minimum, the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to public relations, product development, retail promotions, and package design. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity. During the first six months of 1996, the Company's operations and debt repayment utilized $421,181 of the Company's available cash balances. The Company used $78,366 to increase its inventories. The Company has provided for the payment of the settlement of a lawsuit and associated legal expenses, although the payment is expected to be made in the third quarter. On February 29, 1996, the Company repaid $180,000 of its outstanding 10% Subordinated Convertible Debentures. On February 28, 1997, an additional $100,000 of its outstanding 12% Subordinated Convertible Debentures will come due.

    The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first six months of 1996, collectively accounting for 44% of the Company's sales. The loss of either of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to the relationship the Company maintains with them, would affect the Company's liquidity.

    As the Company continues its expansion into targeted supermarkets in the Northeast and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them when possible. During the six months ended June 30, 1996, the Company's loss from continuing operations increased by $65,309, or 37%, from $176,221 in 1995 to $241,530 in 1996. A factor in the
Company's decline in performance during this period was the $37,500 of licensing income realized during the 1995 period. In the second, third and fourth quarters of 1995 and the first quarter of 1996, the Company realized a total of $200,000 of licensing income. Because this licensing income has not been realized since the first quarter of 1996, and may not be realized again until May 23, 1997, the Company's operating results will be affected during the balance of 1996 in comparison to 1995.

    While the Company had not reached revenue levels during the first half of 1996 which allowed it to be profitable on continuing operations, management believes that it has taken the steps necessary to control losses while building the business. The Company has experienced liquidity problems from time to time, which has resulted in insufficient resources to pay its creditors within terms. The sale of the catalog assets to Gaiam, and Gaiam's assumption of certain liabilities, has significantly improved the Company's liquidity. The Company is current in all of its obligations. The Company's working capital as of June 30, 1996 was $1,600,898, and the current ratio (current assets/current liabilities) was 3.7 to 1. The Company believes that the cash infusion from the Catalog sale, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis.

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



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In conjunction with the sale of catalog business segment assets to Gaiam, Inc., the investment banking firm of Ulin & Holland alleged that the Company owed it a fee of $98,500. The Company denied any liability and filed suit in the United States District Court for the District of Vermont on October 23, 1995 seeking a declaratory judgment that it had no such liability. Ulin & Holland answered the Complaint and filed a Counterclaim against the Company alleging breach of contract, fraudulent misrepresentation, and violation of the Massachusetts Fair Business Practices Act. The Company moved to dismiss the latter two counterclaims for failure to state a claim upon which relief may be granted. Ulin & Holland sought $98,500 on its breach of contract claim. Its fraudulent misrepresentation and Fair Business Practices Act claims sought, in addition to the contract damages, punitive damages (or triple damages) and attorneys' fees.

    While management believed the Company had meritorious defenses against the suit, the Company entered into a preliminary settlement agreement on July 29, 1996 pursuant to which the Company will pay Ulin & Holland $50,000 to settle this matter.


ITEM 2. CHANGES IN SECURITIES

        Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    The annual meeting of the Stockholders of SEVENTH GENERATION, INC., a Vermont corporation, was held on Monday, May 6, 1996 at the Company's offices located at One Mills Street, Burlington, Vermont for the purpose of electing five members to the Board of Directors to hold office until the next annual meeting of Stockholders and until their successors are duly elected and qualified.

Board of Directors Election Results:

                                For                Withheld          Abstention
                           --------------       --------------     ------------
Arthur Gray Jr.              1,991,702               12,950               0
Jeffrey A. Hollender         1,991,702               12,950               0
Sheila Hollender             1,991,502               13,150               0
Joshua Sapan                 1,990,952               13,700               0
Peter Graham                 1,991,702               12,950               0


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

       (a)     The following documents are filed as a part of this Report:


EXHIBITS:

Exhibit #       Description

   (11)         Statement re: Computation of Per Share Loss

   (27)         Financial Data Sheet


       (b)     Reports on Form 8-K:

       No reports on Form 8K were filed during the quarter ended June 30, 1996.



 SIGNATURES


    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SEVENTH GENERATION,  INC.



Date:   August 13, 1996       By:     /s/  Jeffrey A. Hollender
                                      ------------------------------
                                      Jeffrey A. Hollender
                                      President and Chief Executive Officer
                                     (Principal Executive & Financial Officer)



INDEX TO EXHIBITS


                                                         Sequentially
Exhibit Number                                           Numbered Page

          11                                                   19

          27                                                   21