Form 10QSB
period 1996-09-30
SEVENTH GENERATION INC
filed 1996-11-08
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

				   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

The number of shares of Common Stock, $.000333 par value, outstanding as of October 31, 1996 was 2,428,791.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

TOTAL NUMBER OF PAGES:  23                 EXHIBIT INDEX APPEARS ON PAGE:   17

			 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

			    SEVENTH GENERATION, INC.
			  CONSOLIDATED BALANCE SHEETS
		   September 30, 1996 and  December 31, 1995

				    ASSETS

										September 30,             December 31,
										    1996                     1995
									    =====================    =====================


										(Unaudited)
Current assets:
  Cash and cash equivalents                                               $            1,162,046   $            1,609,476
  Accounts receivable-trade, net of allowance for doubtful
     accounts of $70,550 and $56,800 at September 30, 1996 and
     December 31, 1995, respectively                                                     524,745                  600,534
  Accounts receivable-other                                                               18,020                   49,118
  Inventories                                                                            179,686                  183,977
  Other  assets                                                                          188,544                   97,351
									    ---------------------    ---------------------

     Total current assets                                                              2,073,041                2,540,456
									    ---------------------    ---------------------

Equipment:
  Computer equipment                                                                      40,928                   37,990
  Office equipment and furniture                                                          28,735                   27,948
									    ---------------------    ---------------------
											  69,663                   65,938

  Less accumulated depreciation and amortization                                          50,074                   42,877
									    ---------------------    ---------------------

     Equipment, net                                                                       19,589                   23,061
									    ---------------------    ---------------------


  Deposits and other assets                                                               15,354                   14,203
									    ---------------------    ---------------------

     Total assets                                                         $            2,107,984   $            2,577,720
									    =====================    =====================



		See accompanying notes to financial statements.

			    SEVENTH GENERATION, INC.
			  CONSOLIDATED BALANCE SHEETS
		    September 30, 1996 and  December 31, 1995

		      LIABILITIES AND STOCKHOLDERS' EQUITY

										September 30,             December 31,
										    1996                     1995
									    =====================    =====================
										(Unaudited)
Current liabilities:
  Current installments of subordinated convertible debentures             $              100,000   $              180,000
  Accounts payable-trade                                                                 196,031                  298,507
  Other accrued expenses                                                                 171,374                  106,511
  Deferred income                                                                                                  12,500
									    ---------------------    ---------------------

     Total current liabilities                                                           467,405                  597,518

Long-term debt:
  Subordinated convertible debentures,
     excluding current installments                                                      720,000                  820,000
									    ---------------------    ---------------------

     Total liabilities                                                                 1,187,405                1,417,518
									    ---------------------    ---------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.001 par value; 2,500,000 shares authorized;
     none issued
  Common stock-$.000333 par value; 15,000,000 shares authorized;
     2,428,791 shares issued and outstanding in 1996 and 1995                                809                      809
  Additional paid-in capital                                                          12,264,623               12,264,623
  Accumulated deficit                                                                (11,344,853)             (11,105,230)
									    ---------------------    ---------------------

     Total stockholders' equity                                                          920,579                1,160,202
									    ---------------------    ---------------------

     Total liabilities and stockholders' equity                           $            2,107,984   $            2,577,720
									    =====================    =====================


		See accompanying notes to financial statements.

			    SEVENTH GENERATION, INC.
		      CONSOLIDATED STATEMENT OF OPERATIONS

	      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

											    For the Three Months Ended
										       September 30,           September 30,
											   1996                    1995
										    ===================     ====================
											 (Unaudited)           (Unaudited)
Revenue:
    Sales                                                                         $          1,322,924    $             985,218

Cost of sales                                                                                  912,427                  689,794
										    -------------------     --------------------
    Gross profit                                                                               410,497                  295,424

Other operating income                                                                                                   75,000
										    -------------------     --------------------
											       410,497                  370,424
										    -------------------     --------------------
Operating expenses:
   Selling and marketing expenses                                                              183,871                  152,490
   Operations and distribution expenses                                                         87,160                   85,028
   General and administrative expenses                                                         130,692                  113,876
										    -------------------     --------------------
	Total operating expenses                                                               401,723                  351,394
										    -------------------     --------------------

	Income from continuing operations                                                        8,774                   19,030
										    -------------------     --------------------
Other income/(expense):
   Interest income                                                                              14,535                   26,338
   Interest expense                                                                            (21,164)                 (25,709)
   Other                                                                                          (238)                    (238)
										    -------------------     --------------------
	Total other expense, net                                                                (6,867)                     391
										    -------------------     --------------------

	 Net income                                                                $             1,907                   19,421
										    ===================     ====================

Income per common share:
Net income per common share                                                        $              0.00     $               0.01
										    ===================     ====================

Weighted average shares outstanding during the period                                        2,428,791                2,428,791
										    ===================     ====================

		See accompanying notes to financial statements.

			    SEVENTH GENERATION, INC.
		      CONSOLIDATED STATEMENT OF OPERATIONS

	      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

											    For the Nine Months Ended
										       September 30,           September 30,
											   1996                    1995
										    ===================     ====================
											 (Unaudited)           (Unaudited)
Revenue:
    Sales                                                                         $          3,881,541    $           2,174,070

Cost of sales                                                                                2,747,937                1,456,351
										    -------------------     --------------------
    Gross profit                                                                             1,133,604                  717,719

Other operating income                                                                          12,500                  112,500
										    -------------------     --------------------
											     1,146,104                  830,219
										    -------------------     --------------------
Operating expenses:
   Selling and marketing expenses                                                              627,296                  409,056
   Operations and distribution expenses                                                        295,865                  254,684
   General and administrative expenses                                                         442,830                  304,281
										    -------------------     --------------------
	Total operating expenses                                                             1,365,991                  968,021
										    -------------------     --------------------

	Loss from continuing operations                                                       (219,887)                (137,802)
										    -------------------     --------------------
Other income/(expense):
   Interest income                                                                              46,800                   59,441
   Interest expense                                                                            (65,822)                 (77,725)
   Other                                                                                          (714)                    (714)
										    -------------------     --------------------
	Total other expense, net                                                               (19,736)                 (18,998)
										    -------------------     --------------------

Net loss from continuing operations                                                           (239,623)                (156,800)
										    -------------------     --------------------
Discontinued operations:
  Loss from discontinued operations                                                                                    (123,530)

Gain on disposal of discontinued catalog operation, including provision for operating losses of $12,390 during phase-out
  period (net of income taxes of $2,000 in 1995)                                                                        760,105
										    -------------------     --------------------
Income from discontinued operations                                                                                     636,575
										    -------------------     --------------------
	 Net income (loss)                                                         $          (239,623)    $            479,779
										    ===================     ====================

Income (loss) per common share:
   Loss from continuing operations                                                 $             (0.10)    $              (0.06)
   Loss from discontinued catalog operation                                                                               (0.05)
   Gain on disposal of discontinued catalog operation                                                                      0.31
										    -------------------     --------------------
Net income (loss) per common share                                                 $             (0.10)    $               0.20
										    ===================     ====================

Weighted average shares outstanding during the period                                        2,428,791                2,428,791
										    ===================     ====================

		See accompanying notes to financial statements.

			    SEVENTH GENERATION, INC.
		      CONSOLIDATED STATEMENT OF CASH FLOWS

	     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

										  For the Nine Months Ended

									   September 30,            September 30,
									       1996                     1995
								       =====================    =====================
									   (Unaudited)              (Unaudited)
Cash flows from operating activities:
   Net loss                                                           $            (239,623)   $             479,775
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:

      Depreciation and amortization                                                   7,197                    8,495
      Provision for doubtful accounts                                                13,750

   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable-trade                               62,040                 (273,882)
      (Increase) decrease in accounts receivable-other                               31,098                   (6,454)
      (Increase) decrease in inventories                                              4,291                  (17,078)
      (Increase) decrease in other assets                                           (91,193)                  41,423
      (Increase) decrease in deposits and other assets                               (1,151)                   9,791
      (Increase) decrease in assets of discontinued catalog
		 operation - net                                                                             464,568
      Increase (decrease) in accounts payable-trade                                (102,476)                 (78,965)
      Increase (decrease) in accrued expenses                                        64,863                  (74,703)
      Increase (decrease) in deferred income                                        (12,500)                  87,500
								       ---------------------    ---------------------

      Net cash used in operating activities                                        (263,704)                 640,470
								       ---------------------    ---------------------

Cash flows from investing activities:
   Proceeds from disposal of equipment                                                                         6,257
   Purchases of equipment                                                            (3,726)
								       ---------------------    ---------------------

      Net cash (used in) provided by investing activities                            (3,726)                   6,257
								       ---------------------    ---------------------

Cash flows from financing activities:

   Principal payments on subordinated convertible debentures                       (180,000)                 (60,000)
								       ---------------------    ---------------------

      Net cash used in financing activities                                        (180,000)                 (60,000)
								       ---------------------    ---------------------

      Net increase (decrease) in cash and cash equivalents                         (447,430)                 586,727

Cash and cash equivalents, beginning of period                                    1,609,476                1,117,651
								       ---------------------    ---------------------

Cash and cash equivalents, end of period                             $            1,162,046   $            1,704,378
								       =====================    =====================

		See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
Notes to Financial Statements
September 30, 1996



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

    New Accounting Pronouncements.
    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123 establishes fair value-based method of accounting for stock-based compensation plans. Entities may either adopt FAS 123 or elect to continue accounting for the issuance of stock under compensation plans in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has not yet selected the accounting method it will use to account for stock-based compensation plans and has not measured the impact of changing its method from APB Opinion No. 25 to FAS 123.

3. DISCONTINUED OPERATIONS

    In 1995, the Company reached the conclusion that the financial resources necessary to develop both the catalog and wholesale businesses were beyond its means. The Company sold the assets of the catalog business to Gaiam Inc. (Gaiam) on May 24, 1995. Accordingly, the results of operations of this business segment have been accounted for as discontinued operations for all periods in the Consolidated Statement of Operations. There were no sales from discontinued operations for the three months ended September 30, 1995. Net sales of discon-tinued operations were approximately $2,255,000 for the nine months ended September 30, 1995.

    The Company also entered into Licensing, Operating (subsequently re-named the "Reimbursement Agreement") and Supply Agreements with Gaiam. Under the Licensing Agreement, Gaiam operates a catalog using the Seventh Generation name in consideration for which Gaiam paid the Company a fee of $200,000, of which $187,500 was recognized in 1995 and $12,500 in 1996 as other operating income. The Licensing Agreement also requires Gaiam to pay an annual licensing fee of $100,000 commencing on May 24, 1997 if Gaiam continues to use the Seventh Generation name.

    Pursuant to the Reimbursement Agreement, the CompanyOs President and his assistant assist Gaiam with the operation of its catalog, and certain office equipment expenses are shared between the two companies. This Agreement has
helped lower the CompanyOs overall operating expenses.   The term of the
Reimbursement Agreement expires on December 31, 1996. For the three months ended September 30, 1996, the Company was reimbursed for approximately $24,000 of expenses. For the nine months ended September 30, 1996, the Company was reimbursed for approximately $80,000 of expenses. The Reimbursement Agreement is of more limited scope than the Operating Agreement and is expected to provide for reimbursement to the Company of approximately $100,000 of expenses for the period February 1, 1996 to December 31, 1996. The Company does not anticipate that this Agreement will be renewed in 1997.

    Through the Supply Agreement, Gaiam purchases Seventh Generation brand products for resale to its catalog customers. Gaiam is required to purchase and the Company is required to make reasonable efforts to supply a minimum of $2.5 million in Seventh Generation products at a 20% markup. After Gaiam has purchased this minimum amount of product, the Company may sell any additional product to Gaiam at a 5% markup. Included in the Company's sales for the three months ended September 30, 1996 is approximately $356,000 to Gaiam under the terms of the Supply Agreement, of which approximately $293,000 is applicable towards the minimum. Included in the Company's sales for the nine months ended September 30, 1996 is approximately $1,023,000 to Gaiam under the terms of the Supply Agreement, of which approximately $845,000 is applicable towards the minimum.

4.  SUBORDINATED CONVERTIBLE DEBENTURES

										       September 30,      December 31,
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

	 The number of shares of common stock reserved for the potential conversion of these debentures was 122,940 at September 30, 1996.



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

	Stock Appreciation Rights Plan:
	The purpose of the Plan is to benefit the Company by enabling it to attract and retain highly qualified and motivated key executive employees and Board members and to aid the Company in retaining its present management and Board, while offering such employees a chance to share in the growth of the Company.

	The Plan shall be administered by the Compensation Committee of the Board of Directors of the Company (the "Committee"), as such Committee shall be composed from time to time. The Committee shall have exclusive authority to select persons for participation in the Plan and to make all determinations required under the Plan. The Committee shall have full power and authority to interpret, construe and administer the Plan, and the Committee's interpretations and construction thereof, and actions thereunder, shall be binding and conclusive on all persons for all purposes. The maximum number of Incentive Units that may be awarded under the Plan shall not exceed an aggregate of 300,000.

	The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). FAS 123 establishes fair value-based method of accounting for stock-based compensation plans. Entities may either adopt FAS 123 or elect to continue accounting for the issuance of stock under compensation plans in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has not yet selected the accounting method it will use to account for stock-based compensation plans and has not measured the impact of changing its method from APB Opinion No. 25 to FAS 123.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	   RESULTS OF OPERATIONS

Overview

	With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, the stability of our suppliers and their manufacturing capacity, the risk of entering into new market segments, product demand, availability of raw materials and critical manufacturing equipment for our suppliers, economic conditions, the regulatory and trade environment, competitive products and pricing, manufacturing efficiencies of our suppliers, new product development, ability to enforce trademarks, and other unforeseen risks and uncertainties.

	Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation as the leading brand name for environmentally responsible consumer products. Seventh Generation, Inc. (the "Company") believes that today it is one of the leading marketers of environmentally friendly household products in the United States. The Company sells Seventh Generation brand name products through distributors to natural food stores throughout the United States. The Company is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast. The Company has recently started a program called "Shop & Care," through which non-profit organizations sell the Company's products as a fund-raising means. The Company's products are also marketed through mail order catalogs, primarily the "Seventh Generation" mail order catalog (the "Catalog"), which was sold to Gaiam, Inc. ("Gaiam") on May 24, 1995, and is operated by Gaiam using the "Seventh Generation" trademarked name pursuant to a Licensing Agreement further described below.

	Seventh Generation brand name products include: paper towels, bathroom and facial tissue, napkins and paper plates made from 100% recycled fiber, manufactured without the use of chlorine bleach; cleaning and laundry products that are renewable resource based, phosphate free and biodegradable; natural formula baby wipes; plastic trash bags made from 100% recycled plastic; and feminine hygiene products manufactured without the use of chlorine bleach.
The Company markets and distributes, but does not manufacture, its products.

	Seventh Generation brand name products are available in natural food retail stores. In the first 9 months of 1996, the CompanyOs sales to the natural food industry have grown significantly over sales in the same period of 1995 as a result of increased same store sales, new product introductions, consumer promotions, and continued market penetration. The Company plans to continue its efforts to introduce new products and expand distribution in the natural food industry.

	In January 1995, the Company made its first sales to supermarkets in the northeastern United States. The Company's sales efforts are focused primarily on upscale supermarket retailers and wholesalers. Sales to this market segment in the first 9 months of 1996 have grown significantly over the same period of 1995.

	The Company plans to continue with its primary focus of expanding distribution in the natural foods industry and to continue sales to supermarket chains in the Northeast, coupled with brand name product sales to mail order catalogs, primarily the Seventh Generation mail order catalog operated by Gaiam. The Company continues to explore other opportunities to expand distribution, including the new Shop & Care (TM) program which the Company introduced in the first quarter of 1996, designed to help non-profit organizations raise funds by selling the Company's products.

Results of Operations

Three Months Ended September 30, 1996 Compared to the
Three Months Ended September 30, 1995

Operations

	Sales to natural food accounts, supermarkets, Gaiam, and other customers during the three months ended September 30, 1996 were $1,322,924, compared to $985,218 during the three months ended September 30, 1995, an increase of $337,706, or 34.3%. This favorable performance was due to growth of sales to natural food retailers and supermarkets.

	Gross profits were $410,497, compared to $295,424 during 1995, an increase of $115,073, or 39.0%. Gross margins were 31.0% as a percentage of sales, compared to 30.0% in 1995, an increase of 1.0%, primarily due to the changing mix of sales.

	Operating expenses were $401,723, or 30.4% of sales, compared to $351,394, or 35.7% of sales during 1995. The 5.3% reduction as a percentage of sales is a result of the Company's efforts to control costs while increasing market penetration. The increase in expenditures was due primarily to variable selling and marketing expenses, which increase with additional sales volume, start up costs related to the Company's new Shop & Care (TM) marketing program, and increased general and administrative expenses. General and administrative costs include the expense of maintaining the Company's status as a "public" company (filing fees, transfer agent costs, legal fees, officers and directors liability insurance, and the cost of annual reports and proxy statements). Also included as a reduction in operating expenses is the effect of reimbursement by Gaiam to the Company of approximately $24,000 under the Reimbursement Agreement described below, as compared to approximately $39,000 in the 1995 period.

	The income from continuing operations was $1,907, compared to $19,421 in 1995, a decrease of $17,514. The decrease can be attributed primarily to an absence of licensing revenue for the use of the "Seventh Generation" name on the Gaiam mail order catalog in the third quarter of 1996, as compared to $75,000 in the 1995 period. No further licensing revenue may be earned until May 25, 1997.

Transactions with Gaiam

	Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the CompanyOs wholesale sales in the third quarter of 1996. Gross margins from these sales of 16.7% are lower than on natural food and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company may sell additional product to Gaiam at cost plus 5%. For the three month period ended September 30, 1996, Gaiam purchased approximately $356,000 of product under the Supply Agreement, of which approximately $293,000 is applicable toward the minimum.

	Pursuant to the Reimbursement Agreement, the Company's President and his assistant assist Gaiam with the operation of its catalog, and certain office equipment expenses are shared between the two companies. This Agreement
has helped lower the CompanyOs overall operating expenses.   The term of the
Reimbursement Agreement expires on December 31, 1996. During the quarter ended September 30, 1996, the Company was reimbursed for approximately $24,000 of expenses. The Reimbursement Agreement is of more limited scope than the Operating Agreement and is expected to provide for the reimbursement to the Company of approximately $100,000 of expenses for the period February 1, 1996 to December 31, 1996. The Company does not anticipate that this Agreement will be renewed in 1997.

	Pursuant to the Licensing Agreement, Gaiam has paid the Company an initial license fee of $200,000 and will pay an annual license fee of $100,000, commencing May 25, 1997, if it continues to use the rights.

Discontinued Operations

	On May 24, 1995, the Company entered into the Supply, Operating (subsequently renamed the "Reimbursement Agreement") and Licensing Agreements mentioned above and sold the assets of its catalog business to Gaiam for $1,270,000 in cash and the assumption of over $500,000 in liabilities. The Company had no activity from discontinued operations in the third quarter of 1996 or 1995.

Summary

	Gross margins were 31.0% of sales, compared to 30.0% in 1995, an improvement of 1.0%. Operating expenses were 30.4% of sales, compared to 35.7% in 1995, an improvement of 5.3%. The net income for the quarter ending September 30, 1996 was $1,907, compared to $19,421 in 1995, a decrease of $17,514, which included $75,000 of licensing revenue.


Nine Months Ended September 30, 1996 Compared to the
Nine Months Ended September 30, 1995

	The Company's Consolidated Statement of Operations for the nine months ended September 30, 1996 and 1995 present the catalog operations in the "Discontinued Operations" section of the Statement.

Operations

	Sales from continuing operations to natural food accounts, super-markets, Gaiam and other customers during the nine months ended
September 30, 1996 were $3,881,541, compared to $2,174,070 during the nine months ended September 30, 1995, an increase of $1,707,471, or 78.5%. This favorable performance was due to the continued growth of sales to natural food accounts and the growth of sales to supermarkets and Gaiam.

	Gross profits were $1,133,604, compared to $717,719 during 1995, an increase of $415,885, or 57.9%. Gross margins were 29.2% as a percentage of sales, compared to 33.0% in 1995, a decrease of 3.8%, primarily due to the changing mix of sales.

	Operating expenses were $1,365,991, or 35.2% of sales, compared to $968,021, or 44.5% of sales during 1995. While operating expenses declined as a percentage of sales, primarily as a result of the growth in sales, the additional expenditures were due primarily to the settlement of the Ulin & Holland lawsuit, variable selling and marketing expenses, and operations and distribution expenses, which increase with additional sales volume, start up costs related to the Company's new Shop & Care (TM) marketing program, and increased general and administrative expenses. Also included as a reduction in operating expenses is the effect of reimbursement by Gaiam to the Company of approximately $80,000 under the Reimbursement Agreement described above, as compared to approximately $58,000 in the 1995 period.

	The loss from continuing operations was $239,623, compared to $156,800 in 1995, an increase of $82,823. The increase can be attributed to a decline in licensing revenue of $100,000 for the use of the OSeventh GenerationO name on the Gaiam mail order catalog, legal costs and the settlement of the Ulin & Holland lawsuit of approximately $36,000 recognized in the period, increased variable selling and marketing expenses, lower gross margins as a percentage of sales, and costs associated with the start-up of the Company's "Shop &
Care" program.   Losses in the 1995 period were reduced as a result of the
recognition of $112,500 in licensing fees from Gaiam for the use of the "Seventh Generation" name on the Gaiam mail order catalog, as compared to $12,500 during the first quarter of 1996. The lower amount recognized in the first quarter and no recognition of licensing revenue in the second or third quarter adversely affected the results of the Company's continuing operations in comparison to the 1995 period. No further licensing revenue may be earned until May 25, 1997.

Transactions with Gaiam

	Pursuant to the Supply Agreement, Gaiam purchases Seventh Generation brand product for resale to its catalog customers. Gaiam is required to purchase and the Company is required to make reasonable efforts to supply a minimum of $2.5 million in Seventh Generation products at a 20% markup, which yields a 16.7% gross margin. After Gaiam has purchased this minimum amount of product, the Company may sell any additional product to Gaiam at a 5% markup. Included in the Company's sales for the nine months ended September 30, 1996 is approximately $1,023,000 to Gaiam under the terms of the Supply Agreement, of which approximately $845,000 is applicable towards the minimum. As of September 30, 1996, Gaiam has purchased approximately $1,885,000 of product under the Supply Agreement, of which approximately $1,567,200 is applicable toward the minimum, leaving a balance to purchase of approximately $932,800. The Company expects that Gaiam will fulfill its obligations under the Supply Agreement at some point in the middle of 1997.

	Pursuant to the Reimbursement Agreement, the Company was reimbursed for approximately $80,000 of expenses in the first nine months of 1996, as compared to approximately $58,000 in the 1995 period.


Discontinued Operations

	The Company had no activity from discontinued operations in the first nine months of 1996. This compares to a loss of $123,530 in the first nine months of 1995 from the operation of the catalog business. Additionally, in 1995, the gain on disposal of discontinued catalog operations was $760,105.

Summary

	Gross margins were 29.2% of sales, compared to 33.0% in 1995, a decrease of 3.8%. Operating expenses were 35.2% of sales, compared to 44.5% of sales in 1995, an improvement of 9.3%. The net loss from continuing operations for the first nine months of 1996 was $239,623, compared to $156,800 in the first nine months of 1995, an increase of $82,823. Included in the net loss from continuing operations for the first nine months of 1996 is $12,500 in licensing revenue, compared to $112,500 during the first nine months of 1995, a decrease of $100,000.

	The net loss for the nine months ended September 30, 1996 was $239,623, compared to the net income of $479,775 in 1995, a decrease of $719,398, which includes the $760,105 gain on disposal of discontinued catalog operations and $123,530 net loss from discontinued catalog operations.

Liquidity and Capital Resources

	The Company has historically financed its operations through equity and debt financing, and the extension of credit by its trade creditors.
During its history, the Company has raised $12,265,432 in equity investments, while generating $11,344,853 in accumulated deficits through September 30, 1996.

	On May 24, 1995, the Company sold the assets of the Catalog to Gaiam. The infusion of cash from the sale, the payments received under the associated Supply, Operating (subsequently re-named the "Reimbursement Agreement") and Licensing Agreements, the elimination of the catalog operating losses, and the need for capital resources necessary to fund catalog marketing costs and inventories, are all significant factors in improving the liquidity of the Company. The catalog asset sale provided the Company immediate liquidity and allows the Company, through the Supply Agreement, to continue to market its brand name products in the Seventh Generationr mail order catalog, while reducing the operating loss exposure and capital requirements which had been a continual drain on the CompanyOs resources. Furthermore, it allows the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural foods industry, regional supermarkets, other mail order catalogs, and new channels of distribution.

	The Company's sales strategy is to focus primarily on the natural food industry and, secondarily, on sales to select supermarkets, mail order catalogs, and other new distribution channels that the Company is exploring without having to materially increase its operating costs, including the Shop & Care (TM) program mentioned above. This approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts who serve customers similar to the CompanyOs current account base. This has helped to reduce operating expenses and losses.

	The Company intends to rely primarily on a non-traditional marketing strategy to stimulate consumer trial and repeat purchases in natural food stores and supermarkets, rather than more costly traditional marketing strategies such as television advertising and mass delivered consumer promotions. However, some traditional marketing expenses have been and will continue to be incurred on a limited basis. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

	The Company incurred during 1995 and 1996, and expects to continue to incur during 1997, expenditures to support the expansion of its wholesale distribution business. At a minimum, the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to retail promotions, package design, and the development of the "Shop & Care" program. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.


	During the first nine months of 1996, the Company's operations and debt repayment utilized $447,430 of the Company's available cash balances. The
Company used $91,193 to increase its prepaid expenses.   The Company realized
approximately $107,000 by reducing its accounts receivable and approximately $4,000 by reducing its inventories. Theses reductions in accounts receivable and inventories are viewed as temporary differences due to timing issues. Additionally, the Company has used $102,476 of its available cash to reduce accounts payable to take advantage of cash discount terms with its vendors.
The Company has paid approximately $56,000 for legal costs and the payment of the settlement of the Ulin & Holland lawsuit. On February 29, 1996, the Company repaid $180,000 of its outstanding 10% Subordinated Convertible Debentures. On February 28, 1997, an additional $100,000 of its outstanding 12% Subordinated Convertible Debentures will come due.

	The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the CompanyOs total sales in the first nine months of 1996, collectively accounting for 54.6% of the Company's sales. The loss of any of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to the relationship the Company maintains with them, would affect the Company's liquidity.

	As the Company continues its expansion into natural food stores and targeted supermarkets in the Northeast and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them. During the nine months ended September 30, 1996, the Company's loss from continuing operations was $239,623, compared to $156,800 in 1995, an increase of $82,823. A factor in the CompanyOs decline in performance during this period was the $100,000 decline in licensing revenue realized in comparison to the 1995 period. In the second, third and fourth quarters of 1995 and the first quarter of 1996, the Company realized a total of $200,000 of licensing income. Because this licensing income has not been realized since the first quarter of 1996, and may not be realized again until May 23, 1997, the Company's operating results will be affected during the balance of 1996 in comparison to 1995.

	While the Company did not reach operating levels during the first nine months of 1996 to allow it to be profitable from continuing operations, management believes that it has taken the steps necessary to control losses while building the business. Prior to 1996, the Company experienced liquidity problems from time to time, which resulted in insufficient resources to pay its creditors within terms. The sale of the catalog assets to Gaiam, and Gaiam's assumption of certain liabilities, has significantly improved the Company's liquidity. The Company is current in all of its obligations. The Company's working capital as of September 30, 1996 was approximately $1,606,000, and the current ratio (current assets/current liabilities) was
4.4 to 1. The Company believes that the cash infusion from the Catalog sale, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis.

	The Company faced a number of significant challenges prior to mid-1995. The sale of the Catalog assets to Gaiam, however, has allowed the Company to eliminate the losses from its catalog business and put the Company in a significantly improved liquidity position. Management believes the Company has positioned itself to control its losses and continue the expansion of its revenue base in order to achieve profitability, while pursuing its mission of making Seventh Generation the leading brand of environmentally friendly household products.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	In conjunction with the sale of catalog business segment assets to Gaiam, Inc., the investment banking firm of Ulin & Holland alleged that the Company owed it a fee of $98,500. The Company denied any liability and filed suit in the United States District Court for the District of Vermont on October 23, 1995 seeking a declaratory judgment that it had no such liability. Ulin & Holland answered the Complaint and filed a Counterclaim against the Company alleging breach of contract, fraudulent misrepresentation, and violation of the Massachusetts Fair Business Practices Act. The Company moved to dismiss the latter two counterclaims for failure to state a claim upon which relief may be granted. Ulin & Holland sought $98,500 on its breach of contract claim. The fraudulent misrepresentation and Fair Business Practices Act claims sought, in addition to the contract damages, punitive damages
(or triple damages) and attorneys' fees.

	While management believed the Company had meritorious defenses against the suit, the Company entered into a settlement agreement on August 16, 1996, pursuant to which the Company has paid Ulin & Holland $50,000 to settle this matter.


ITEM 2. CHANGES IN SECURITIES

	Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

	Not applicable.


ITEM 5. OTHER INFORMATION

	Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

	(a)     The following documents are filed as a part of this Report:


EXHIBITS:

Exhibit #       Description

   (10)         Amendment to Incentive Agreement

   (11)         Statement re: Computation of Per Share Loss

   (27)         Financial Data Sheet


	(b)     Reports on Form 8-K:

	No reports on Form 8K were filed during the quarter ended
	September 30, 1996.

 SIGNATURES


	In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				       SEVENTH GENERATION,  INC.



Date:   November 8, 1996     By:     /s/  Jeffrey A. Hollender
				     Jeffrey A. Hollender
				     President and Chief Executive Officer
				    (Principal Executive & Financial Officer)


INDEX TO EXHIBITS


								 Sequentially
Exhibit Number                                                   Numbered Page

	10                                                          18

	11                                                          20

	27                                                          22