Form 10KSB
period 1996-12-31
SEVENTH GENERATION INC
filed 1997-03-13
CIK 852196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.   Commission file number 1-12614

SEVENTH GENERATION, INC.
------------------------
(Name of small business issuer in its charter)

Vermont                                  03-0300509
------------------------------           ------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation of organization

1 Mill St., Box A26, Burlington, Vermont             05401-1530
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Issuer's Telephone Number:                         (802) 658-3773

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                        Name of exchange on which registered

Common Stock, $.000333 par value                  Boston Stock Exchange
Redeemable Common Stock Purchase Warrants         Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 1996:  $5,191,563

The aggregate market value of the voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $1,252,022 as of February 14, 1997 (computed by reference to the average of the bid and ask price of such stock on the OTC Bulletin Board). The number of shares of Common Stock, $.000333 par value, outstanding as of February 14, 1997, was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of February 14, 1997 was 1,562,994.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in response to Part III of Form 10-KSB is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 5, 1997.

TOTAL NUMBER OF PAGES:  37            EXHIBIT INDEX APPEARS ON PAGE:  31

PART I

Item 1.   Business

Introduction
------------
     Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation(r) as the leading brand name for environmentally responsible consumer products. Seventh Generation, Inc. (the "Company" ) was incorporated in Vermont in September 1988 under the name Niche Marketing Services, Inc. and began active operations in September 1988 when it published the first edition of the Seventh Generation(r) Catalog. The Company's name was changed to Seventh Generation, Inc. in May 1989. The Company believes that today it is one of the leading marketers of environmentally friendly household products in the United States. The Company sells Seventh Generation(r) brand name products through distributors to natural products stores throughout the United States and in Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast, and the Company is developing new distribution channels primarily in partnership with non-profits seeking to raise funds. The Company's products are also marketed through the Seventh Generation(r) mail order catalog (the "Catalog"), which was sold to Gaiam, Inc. ("Gaiam") on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

     Seventh Generation(r) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 100% recycled plastic; and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

     The Company takes its name from the Great Law of the Haudenosaunee (Six Nation Iroquois Confederacy): "In our every deliberation, we must consider the impact of our decisions on the next seven generations." This American Indian quote expresses the concern that our planet is a fragile and delicate place that is only temporarily entrusted to our care, and that our actions have repercussions that will affect future generations. The Company tries to honor this philosophy by developing and marketing products which have minimal adverse impact on the environment and protect the planet for this generation and those to come.

The Market for Environmentally Friendly Products
------------------------------------------------
     The Company's primary customers are consumers who are concerned about the environment. Recent studies indicate that there are a large number of people who identify themselves as environmentalists and who act upon this concern and purchase "green" products. A number of reports issued over the past year, briefly summarized below, confirm this view.

     The October 1996 issue of the Natural Foods Merchandiser, which summarized a new study by the Hartman Group in Seattle, stated that, according to the study, "the market potential for earth-sustainable products is enormous, with at least 52% of food consumers willing or eager to buy the products... Concern about the environment is edging into the core criteria that the majority of consumers use to make purchasing decisions."

     The March/April 1996 issue of Private Label magazine, reporting on key growth categories in the supermarket industry, found that "natural foods" sales dollars grew 19.58% from 1994 to 1995. The study, based on Infoscan supermarket data, determined that the category was the sixth fastest growing category of the 243 categories they track.

     In a third report, as further evidence of this trend, for the second year in a row, sales of natural products were reported to grow in 1995 by greater than 20% over 1994. This growth brings total sales in natural/health food stores and health food chains up to $7.39 billion, according to the June 1996 issue of the Natural Foods Merchandiser. This represents tremendous expansion in an industry that had total sales of under $1 billion in 1980. The expansion of the natural and health food industry is driven by "Americans' search for natural, effective and safe health-care solutions," according to the magazine.

     The Company's marketing strategy is focused on growing sales and becoming a key supplier to targeted retailers and distributors that are participating in this growing market. The Company's strategy is in part to obtain a strategic advantage with its social and environmental reputation as it competes with many larger and better capitalized companies.

     The Company believes that the market for "green" products within more traditional retail outlets will experience significant growth in the coming years. The Company believes that its expansion into supermarkets and the other new distribution channels that it is exploring will allow it to participate in this growth and expand sales into a significantly larger market than it has to date.

Products and Product Development
--------------------------------
     The Company strives to be a pioneer and leader in the marketing of environmental benefits in consumer products, and believes it is equally important to develop competitively priced, high-quality products. In addition, the Company strives to present to its customers complete and detailed information about the positive environmental impact of the products the Company sells, and believes this is an important value-added service.

     The Company markets products in a number of categories, including:
paper products, such as bathroom and facial tissues, paper towels, napkins, and plates; a diverse range of non-toxic, biodegradable laundry and cleaning products; and personal care products, including baby wipes and feminine hygiene products. To help ensure the quality and performance of the Company's primary brand name products, they are subjected to independent laboratory testing which compares them to the leading industry brands.

     The Company considers the development of new products and the improvement of its current products to be an important part of its overall business strategy. The Company's senior management is directly involved in both of these activities. The Company estimates that in fiscal 1995 and 1996 it spent approximately $50,000 to develop new branded products. The Company generally passes through research and development costs to its customers in the prices it charges for its products.

     In 1996 the Company introduced the following new products: 100% recycled, unbleached paper plates, and ultra fabric softener made with canola oil instead of animal tallow and petroleum derivatives. The Company also introduced improved versions of its non-chlorine bleach; glass, all-purpose, and toilet bowl cleaners; and automatic dishwashing detergent.

     The Company does not manufacture its products. During 1996, the Company purchased products from 12 suppliers. The Company relied on three suppliers for approximately 84% of its inventory purchases in 1996 (up from 72% in 1995). The Company has no long-term contracts with any of its suppliers.

	    Although the Company is not a manufacturer, as a seller of products it is exposed to potential liability and maintains product liability insurance. During its history, product liability claims have not resulted in any material liabilities for the Company. There can be no assurance, however, that the Company will not experience legal claims in excess of its insurance coverage or claims which are ultimately not covered by insurance. If any claims are instituted against the Company, the Company's business may be affected by related negative publicity.

Brand Development
-----------------
     As part of the Company's commitment to disseminating environmental information to consumers, its product packaging, point of sale materials, and sales literature include educational information to help consumers make informed buying decisions. For example, the packaging on each roll of the Company's paper towels informs the consumer that: "If every household in the U.S. replaced just one roll of 180 sheet virgin fiber paper towels with 100% recycled ones, we would save - 864,000 trees - 3.4 million cubic feet of landfill space, equal to 3,900 full garbage trucks - 354 million gallons of water, one year's supply for 10,100 families of four." Additionally, the Company's President, Jeffrey Hollender, authored a book published by W.W. Norton & Co. in March 1995 entitled "How to Make the World a Better Place - 116 Ways You Can Make a Difference", and often speaks at universities, trade shows and conferences.

     In 1996, the Company published "Frequently Asked Questions about Chlorine," the first in a series of educational brochures. The series is an integral part of the Company's ongoing public education campaign. The campaign will focus on answering frequently asked questions that consumers have about the environment and environmental products. The educational series is available free to the public and will be distributed by mail and through natural products stores nationally. The second publication in this series, "Frequently Asked Questions about Petroleum and Household Cleaners," will be published in the first quarter of 1997.

     The Company believes that each of these activities builds an understanding of environmental issues, thereby broadening the market for its products and enhancing the credibility of the Seventh Generation(r) brand name.

Social & Environmental Responsibility
-------------------------------------
     The Company's commitment to Social and Environmental Responsibility is achieved through its actions in a number of different areas:

  Environmentally Responsible Products:
  -------------------------------------
     Seventh Generation, Inc.'s mission is: "To provide high quality, environmentally conscious products that are safer for your home, your neighborhood, and the Earth's environment. We are dedicated to providing competitively-priced products that work comparably to leading brands, fit effortlessly into your everyday life, and put a smile on your face whenever you use them."

  Consumer Education:
  -------------------
     The Company's product packaging and educational materials, such as our "Frequently Asked Questions" series, help consumers understand "how they can make a difference." All of the Company's products provide specific examples such as: "If every household in the U.S. replaced just one roll of 500 sheet virgin fiber bathroom tissues with 100% recycled ones, we could save: 297,000 trees, 1.2 million cubic feet of landfill space, equal to 1,400 full garbage trucks, and 122 million gallons of water, a year's supply for 3,500 families of four."

  Human Resource Policies:
  ------------------------
     The challenge of creating a healthy workplace and treating employees with the respect and dignity they deserve is as important to Seventh Generation, Inc. as the care that goes into the Company's products. Policies such as providing comprehensive health insurance at no cost to employees, coverage for unmarried and same sex partners, education and training paid for by the Company, flex-time, tele-commuting, and a work environment that supports and encourages open and honest communication are some of the ways the Company supports its staff.

  Supporting Community Organizations and Environmental Non-Profits:
  -----------------------------------------------------------------
     The Company has consistently supported community organizations and environmental non-profits with product donations and a limited amount of cash contributions. Some of the groups the Company has supported include:
  National Audubon Society, Tree People, and the Missouri Recycling Association. Additionally, the Company recently created the "Shop & Care" program, through which non-profits can sell Seventh Generation(r) brand products to their members. Two examples of the non-profits currently participating in this program are: Citizen Action and Co-op America. The Company also supports a number of organizations through its membership in them, including:
  Vermont Businesses for Social Responsibility, the Social Venture Network, and Green Seal Environmental Partners.

  Social and Environmental Campaigning:
  -------------------------------------
     The Company has participated in a number of Social and Environmental Campaigns, including the Stonyfield Yogurt Campaign to support appropriate environmental legislation, Vermont Businesses for Social Responsibility lobbying efforts for the "Sustainable Jobs Fund," Mothers for Natural Law's Campaign for labeling of genetically engineered food, and the Kids First Campaign to end childhood hunger and poverty in Vermont.

    The Company has won numerous awards and recognition for its environmental activities. In the Council on Economic Priorities 1993 publication of Shopping for a Better World, the Company received the Council's top rating for its environmental activities. The Company also won the State of Vermont 1993 Governor's Achievement Award for the Procurement of Recycled Products, and the 1993 Chittenden County Vermont Partners in Recycling Award. In 1994, the Company was acknowledged by receiving the "New England Environmental Award," the first ever "Edison Award for Environmental Achievement" from the American Marketing Association, the "Environmental Marketing Communications Award" from the Professional Environmental Marketing Association, and an Award from the Massachusetts Packaging Challenge.
  In addition, in 1995, the Company received the "Green Seal Award," an "Environmental Stewardship Challenge Award" from the Direct Marketing Association, and the National Waste Prevention Coalition award for "Most Responsible Mailer." In 1996 the Company was recognized for its exemplary efforts to educate consumers by the Natural Products Industry's Socially Responsible Business Group.

Marketing
---------
     The Company's marketing activities have included public relations programs that have led to news coverage on television, in magazines and in newspapers, in-store point of purchase displays and educational literature, participation in environmental events and activities, trade promotions directed to the natural products and grocery industries, and the licensing of its name for use on the Gaiam, Inc. mail order catalog which is distributed directly to consumers.

     The Company's current marketing activities are designed to enable it to avoid more costly traditional marketing campaigns. The Company believes that these activities have effectively begun to build awareness of the Seventh Generation(r) brand name. The Company's marketing strategy also focuses on its innovative products, corporate activities that demonstrate the Company's environmental leadership, educational activities, and the public profile of the Company's Chief Executive Officer, Jeffrey A. Hollender. Information and environmental education can be found in almost all Company communications.

     Until its sale in May 1995, the Company's primary method of product distribution was the Seventh Generation(r) mail order catalog. The Company published its first edition of the Catalog in September 1988. On May 24, 1995, the Company entered into an Asset Purchase Agreement whereby the Company sold the assets of its catalog business to Gaiam, Inc. and entered into a Licensing Agreement, pursuant to which the Company has granted to Gaiam the right to use Seventh Generation(r) as the name of its mail order catalog. Furthermore, through a Supply Agreement with Gaiam, the Company currently markets its brand name products in the Seventh Generation(r) mail order catalog.

Wholesale Distribution
----------------------

  Natural Products Industry

     In January 1992, the Company launched its wholesale distribution program through which the Company began to market its Seventh Generation(r) brand name products to natural products retailers. Today, Seventh Generation(r) brand name products are available in the natural products industry's larger retail chains. In 1996, the Company's sales to the natural products industry grew significantly over sales in 1995 as a result of continued market penetration, new product introductions, and consumer promotions.
   The Company's primary focus in 1997 is expected to be its efforts to introduce new products and expand distribution in the natural products industry.

     Some of the merchandise categories in which the Company sells its Seventh Generation(r) brand products to the natural products industry have experienced "dramatic sales increases" during 1996, according to the February 1997 issue of Natural Foods Merchandiser, citing a SPINS Distributor Information report. The SPINS data, which covered category growth in sales dollars during the first ten months of 1996, reported that cleaning products overall grew 36.9%, with dish products growing 46.5% and laundry products up 29.8%. Paper products also showed strong growth with paper towels up 47.4% and other paper items such as facial tissue and paper plates up 40.6%. The Natural Foods Merchandiser article observes that, "With dollar sales of environmentally friendly general merchandise products growing at more than twice the rate of the natural products industry overall, there is considerable opportunity in this segment for both marketers and merchandisers."

  Mass Market Retail Outlets
  --------------------------
     The Company believes that entry into upscale supermarkets will allow it to expose Seventh Generation(r) brand name products to additional consumers interested in "green products." Expansion into this market also represents a logical growth path since the product categories represented by the Company's brand name products are primarily purchased in supermarkets. Supermarkets are currently stocking natural and environmental products.
  The March/April 1996 issue of Private Label magazine reporting on key growth categories in the supermarket industry found that "natural food" sales dollars grew 19.58% from 1994 to 1995. The study, based on Infoscan supermarket data, determined that the "natural food" category was the sixth fastest growing of the 243 categories they track.

     In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company's sales efforts are now focused primarily on upscale supermarket retailers and wholesalers. Although the Company is starting to realize sales to this market segment, there can be no assurance that the Company will be successful with its sales and marketing strategy.

     The Company plans to continue with its primary focus of expanding distribution in the natural products industry and to continue sales to supermarket chains in the Northeast, coupled with brand name product sales to catalog companies. The Company continues to explore other opportunities to expand distribution. The Company's sales to natural products stores and supermarkets are generally made to distributors who resell the products to retail outlets. The Company had sales of approximately 62.4% to three customers during the year ended December 31, 1996 and had accounts receivable of approximately 52.5% from two customers as of December 31, 1996.

Competition
-----------
     Companies selling similar consumer products compete on price, quality, product features and benefits, brand credibility and customer service. The environmental products marketplace is becoming increasingly competitive, with a number of competitive brands now on the market. Many of these competitors may have an advantage over the Company because they manufacture the products they sell.

     In addition, the Company's competitors and other large consumer products companies who may decide to develop competitive products may have financial resources, distribution capabilities and marketing experience superior to that of the Company.

Transactions with Gaiam
-----------------------
    In connection with the sale of assets to Gaiam for $1,270,000 and the assumption of over $500,000 in liabilities, the Company also entered into a Licensing Agreement, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam has paid the Company an initial license fee of $200,000 and must pay an annual license fee of $100,000, commencing May 25, 1997, if it continues to license the use of the trademark. Gaiam is currently testing an alternative name on the mail order catalog it purchased from the Company and may choose at any time to discontinue use of the Seventh Generation(r) name.

    At the same time, the Company entered into a Supply Agreement with Gaiam. As a result of this Supply Agreement, the Company sells its brand name products to Gaiam and Gaiam resells those products through its Seventh Generation(r) mail order catalog. Gaiam has agreed to purchase, as part of the Supply Agreement, a minimum of $2,500,000 of brand name products over a three year period, beginning on May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. As of December 31, 1996, Gaiam had purchased approximately $2,188,000 of product under the Supply Agreement, of which approximately $1,822,000 is applicable towards the minimum. The Company anticipates that Gaiam will fulfill its obligations under the Supply Agreement at some point in the second or third quarter of 1997.

    The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. This Operating Agreement helped lower the Company's overall operating expenses. During the year ended December 31, 1995, the Company was reimbursed for approximately $275,000 of expenses. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996, covering the period from February 1, 1996 to
December 31, 1996.   During that period the Company was reimbursed approximately
$109,000. The Reimbursement Agreement terminated at the end of 1996. This will cause the Company to incur approximately $109,000 in additional expenses during the 1997. This, however, will allow Jeffrey Hollender, the Company's President and CEO, to devote 100% of his time to the Company's wholesale business.

    The Company also entered into a Non-Compete Agreement with Gaiam, in which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

    The Company and Gaiam are currently negotiating the terms of any continuing relationship between the companies. At this date, it is unclear how long Gaiam will continue to license the Seventh Generation(r) name for use on its catalog or how long and to what extent Gaiam will continue to sell Seventh Generation(r) products.

Trademarks
----------
     The Company is the owner of United States Service Mark Registration No. 1,637,211 for the name Seventh Generation(r) covering mail order catalog services. This registration expires on March 5, 2001, but may be renewed on that date and each 10 years thereafter, so long as the Company continues to use the name on its mail order catalogs. The Company is also the owner of United States Trademark Registration No. 1,847,543 for the name Seventh Generation(r) covering its branded products. This registration expires on August 2, 2004, but may be renewed on that date and each ten years thereafter.

     The Company is the owner of United States Registration No. 1,957,311 for the slogan "Products For a Healthy Planet" covering its branded products. This registration expires on February 20, 2006, but may be renewed on that date and each ten years thereafter.

     The Company also uses the Seventh Generation(r) name in connection with mail order catalog services and on its branded products in Canada. The Company is the owner of Canadian Trademark Application No. 737,171 for the name Seventh Generation covering mail order catalog services and its branded products. The Company expects this application to issue in the near future as a Canadian registration.

     The Company believes that its ability to market its products has been based largely on its reputation as a reliable source of environmentally friendly products and that its use of the Seventh Generation(r) name is integral to its business.

Government Regulation
---------------------
     The Company must remain in compliance with a variety of laws, regulations and guidelines issued by the Federal Trade Commission and the states' attorneys general, as well as other agencies, with respect to the use of environmental marketing claims on packaging, and in other advertising and marketing literature. While the time and cost of compliance with such laws and regulations is not material, if the Company were to fail to comply with their requirements, it could be assessed fines and penalties that could damage the Company and its reputation.

Employees and Consultants
-------------------------
     As of December 31, 1996, the Company had seven full-time employees. The Company engages consultants on an ongoing basis.


Item 2.   Properties

     The Company currently rents 1,200 square feet at One Mill Street, Burlington, Vermont, at which the Company's marketing and administrative staff is located. The Company's inventories are held in public warehouses in New Jersey and California. The Company believes that these facilities are adequate for its present needs.


Item 3.   Legal Proceedings

     From time to time, the Company is engaged in various types of disputes concerning trademark issues, product performance and liability issues, and other matters in the ordinary course of business.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.



PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. ("NASDAQ") OTC Bulletin Board under the symbol
"SVNG" and on the Boston Stock Exchange under the symbol "SGN". The Company's Redeemable Common Stock Purchase Warrants are traded on the NASDAQ OTC Bulletin Board under the symbol "SVNGW" and on the Boston Stock Exchange under the symbol "SGN&W".

     The Company's securities have traded on the NASDAQ OTC Bulletin Board since June 22, 1995 on the basis of actual trading prices. Prior to such date, the Company's securities traded on the NASDAQ SmallCap Market system on the basis of actual trading prices. The following table sets forth the range of quarterly high and low bid quotations for the period from January 1, 1995 to December 31, 1996, as furnished by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

COMMON STOCK

Calendar 1996:        HIGH                     LOW

Fourth Quarter        1.00                     .44
Third Quarter         1.50                     .75
Second Quarter        1.88                     .56
First Quarter          .81                     .38

Calendar 1995:        HIGH                     LOW

Fourth Quarter         .63                     .25
Third Quarter          .44                     .38
Second Quarter         .88                     .31
First Quarter         1.00                     .25


REDEEMABLE COMMON STOCK PURCHASE WARRANTS

Calendar 1996:        HIGH                     LOW

Fourth Quarter         .06                     .00
Third Quarter          .22                     .06
Second Quarter         .22                     .06
First Quarter          .16                     .03

Calendar 1995:        HIGH                     LOW

Fourth Quarter         .03                     .03
Third Quarter          .06                     .03
Second Quarter         .09                     .03
First Quarter          .25                     .03

     The Company has not declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. At February 5, 1997, the approximate number of Stockholders of Record of the Company's Common Stock was 146 and the approximate number of beneficial owners was 1,248.

     On December 18, 1996, the holder of an outstanding convertible debenture with a principal balance of $100,000, convertible into Common Stock of the Company at $6.67 per share, a due date of February 28, 1997 and an interest rate of 12%, agreed to extend the due date to February 29, 2002. The extended debenture bears an interest rate of 12% per annum and is convertible into Common Stock of the Company at $6.67 per share until February 28, 1999. Thereafter, at the Company's option, either (i) the debenture will continue to bear interest at the rate of 12% per annum and be convertible into Common Stock at the fair market value of the Company's Common Stock as of February 28, 1999, or (ii) the debenture will bear interest at the rate of 18% per annum.
To the extent such amendment involved an offering of securities, the Company relied on Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended, for exemptions from the registration requirements of Section 5 of such Act.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto:

Overview
--------
    With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, product demand, ability to enforce trademarks, and other unforeseen risks and uncertainties.

     Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation(r) as the leading brand name for environmentally responsible consumer products. The Company believes that today it is one of the leading marketers of environmentally friendly household products in the United States. The Company sells Seventh Generation(r) brand name products through distributors to natural products stores throughout the United States and in Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast, and the Company is developing new distribution channels primarily in partnership with non-profits seeking to raise funds. The Company has recently started a program called "Shop & Care," which the Company designed to help non-profit organizations
raise funds by selling the Company's products.   The Company's products
are also marketed through the Seventh Generation(r) mail order catalog
(the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

    Seventh Generation(r) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 100% recycled plastic; and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

    Seventh Generation(r) brand name products are available in natural products retail stores. In the year ended December 31, 1996, the Company's sales to the natural products industry grew significantly over sales in the year ended December 31, 1995 as a result of continued market penetration, increased consumer promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution in the natural products industry.

     In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company's sales efforts are focused primarily on upscale supermarket retailers and wholesalers. Sales to this market segment in the year ended December 31, 1996 grew significantly over the year ended December 31, 1995 as a result of increased market penetration and consumer promotions.

     The Company plans to continue with its primary focus of expanding distribution in the natural products industry and to continue sales to supermarket chains in the Northeast and West Coast, coupled with brand name product sales to mail order catalogs, primarily the Seventh Generation(r) mail order catalog operated by Gaiam. The Company continues to explore other opportunities to expand distribution, including the new Shop & Care (TM) program.

Results of Operations
---------------------
  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company's Consolidated Statement of Operations for the year ended December 31, 1995 presents the catalog operations and the gain on the sale of the catalog assets in the "Discontinued Operations" section of the Statement.

  Operations

     Sales to natural products accounts, supermarkets, Gaiam and other customers during the year ended December 31, 1996 were $5,191,563, compared to $3,188,507 during the year ended December 31, 1995, an increase of $2,003,056, or 62.8%. This favorable performance was due primarily to the continued growth of sales to natural products accounts and the growth of sales to supermarkets and Gaiam.

     Gross profit was $1,562,761, compared to $1,016,436 during 1995, an increase of $546,325, or 53.8%. Gross profit was 30.1% as a percentage of sales, compared to 31.9% in 1995.

     Operating expenses were $1,812,414, or 34.9% of sales, compared to $1,315,742, or 41.3% of sales during 1995. While operating expenses declined as a percentage of sales, primarily as a result of the growth in sales, the additional expenditures were due primarily to variable selling and marketing expenses, which increase with additional sales volume, start-up costs related to the Company's new Shop & Care (TM) marketing program, the settlement of the Ulin & Holland lawsuit, of which approximately $36,000 was recognized in 1996, and increased general and administrative expenses due to a reduction in reimbursements from Gaiam. Included as a reduction in operating expenses is the effect of reimbursement by Gaiam to the Company of approximately $109,000 under the Reimbursement Agreement described below, as compared to approximately $275,000 in the 1995 period.

     The loss from continuing operations in 1996 was $263,926, compared to $132,949 in 1995, an increase of $130,977. The increase can be attributed to a reduction in licensing revenue of $175,000 for the use of the Seventh Generation(r) name on the Gaiam mail order catalog, and the increased
operating expenses listed above.   Losses in the 1995 period were reduced as
a result of the recognition of $187,500 in licensing fees from Gaiam for the use of the Seventh Generation(r) name on the Gaiam mail order catalog, as compared to $12,500 during 1996. The lower amount adversely affected the results of the Company's continuing operations in comparison to 1995. Net interest expense decreased in 1996 as a result of the repayment of $180,000 in subordinated convertible debentures in February of 1996.

  Transactions with Gaiam

     Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in 1996. Gross margins from these sales of 16.7% are lower than on natural products and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. During the year ended December 31, 1996, Gaiam purchased approximately $1,306,000 of product under the terms of the Supply Agreement, of which approximately $1,080,000 is applicable towards the minimum. As of December 31, 1996, Gaiam has purchased approximately $2,188,000 of product under the Supply Agreement, of which approximately $1,822,000 is applicable toward the minimum, leaving a balance to purchase of approximately $678,000. The Company anticipates that Gaiam will fulfill its obligations under the Supply Agreement at some point in the second or third quarter of 1997.

     The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. This Operating Agreement helped lower the Company's overall operating expenses. The Operating Agreement expired on January 31, 1996. During the year ended December 31, 1995, the Company was reimbursed for approximately $275,000 of expenses. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996, covering the period from February 1, 1996 to
December 31, 1996.   During that period the Company was reimbursed
approximately $109,000. The Reimbursement Agreement terminated at the end of 1996. This will cause the Company to incur approximately $109,000 in additional expenses during the 1997. This, however, will allow Jeffrey Hollender, the Company's President and CEO, to devote 100% of his time to the Company's wholesale business.

     The Company also entered into a Licensing Agreement, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam has paid the Company an initial license fee of $200,000 and must pay an annual license fee of $100,000, commencing May 25, 1997, if it continues to use the rights. Gaiam is currently testing an alternative name on the mail order catalog it purchased from the Company and may choose at any time to discontinue use of the Seventh Generation(r) name. During 1996, $12,500 of licensing revenue was recognized, as compared to $187,500 in 1995.

    The Company and Gaiam are currently negotiating the terms of any continuing relationship between the companies. At this date, it is unclear how long Gaiam will continue to license the Seventh Generation(r) name for use on its catalog or how long and to what extent Gaiam will continue to sell Seventh Generation(r) products.

     If Gaiam reduces or terminates product purchases, the Company's revenues are likely to decline, and the Company may have reduced buying power leading to higher product costs. However, the Company may experience increased gross margins as the Company sells product to Gaiam at lower prices than to other customers. The Company cannot predict the net impact of either sales to Gaiam at a 5% markup or reduced sales to Gaiam at this time.

  Discontinued Operations

     The Company had no activity from discontinued operations in 1996. This compares to a loss of $123,530 in 1995 from the operation of the catalog business. Additionally, in 1995, the gain on disposal of discontinued catalog operations was $760,105.

  Summary

     Sales during the year ended December 31, 1996 were $5,191,563, compared to $3,188,507 during the year ended December 31, 1995, an increase of $2,003,056, or 62.8%. Gross profits were 30.1% of sales, compared to 31.9% in 1995. Operating expenses were 34.9% of sales, compared to 41.3% of sales in 1995, an improvement of 6.4%. The net loss from continuing operations for the year ended December 31, 1996 was $263,926, compared to $132,949 in the year ended December 31, 1995, an increase of $130,977. Included in the net loss from continuing operations for the year ended December 31, 1996 is $12,500 in licensing revenue, compared to $187,500 during the year ended December 31, 1995, a decrease of $175,000.

     The net loss for the year ended December 31, 1996 was $263,926, compared to the net income of $503,626 in 1995, a decrease of $767,552. The 1995 profit includes the $760,105 gain on disposal of discontinued catalog operations and $123,530 net loss from discontinued catalog operations.

  Liquidity and Capital Resources

     The Company has historically financed its operations through equity and debt financing. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,369,156 in accumulated deficits through December 31, 1996.

     On May 24, 1995, the Company sold the assets of the Catalog to Gaiam.
The infusion of cash from the sale, the payments received under the associated Supply, Operating (subsequently re-named the "Reimbursement Agreement") and Licensing Agreements, the elimination of the catalog operating losses, and the discontinued need for capital resources necessary to fund catalog marketing costs and inventories, are all significant factors in improving the liquidity of the Company. The catalog asset sale provided the Company immediate liquidity and has allowed the Company, through the Supply
Agreement, to continue to market its brand name products in the Seventh Generation(r) mail order catalog, while reducing the operating loss exposure and capital requirements which had been a continual drain on the Company's resources. Furthermore, the sale of the catalog has allowed the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural products industry, regional supermarkets, other mail order catalogs, and new channels of distribution.

    The Company's sales strategy is to focus primarily on the natural products industry and, secondarily, on sales to select supermarkets, mail order catalogs, and other new distribution channels that the Company is exploring without having to materially increase its operating costs, including the Shop & Care (TM) program mentioned above. This approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts who serve customers similar to the Company's current account base. This has helped to reduce operating expenses and losses as a percentage of sales.

     The Company relies primarily on a non-traditional marketing strategy to stimulate consumer trial and repeat purchases in natural products stores and supermarkets, rather than more costly traditional marketing strategies such as television advertising and mass-delivered consumer promotions. However, some traditional marketing expenses have been and will continue to be incurred on a limited basis. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

     The Company incurred during 1995 and 1996, and expects to continue to incur during 1997, expenditures to support the expansion of its wholesale distribution business. At a minimum, the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to trade and consumer marketing, package design, and the development of the "Shop & Care" program. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.

     During the year ended December 31, 1996, the Company used $376,470 of its available cash balances. The Company used approximately $56,000 to increase its prepaid expenses. The Company realized approximately $185,000 by reducing its accounts receivable and used approximately $50,000 by increasing its inventories. The reduction in accounts receivable is viewed as a temporary difference due to timing issues. Additionally, the Company has used approximately $64,000 of its available cash to reduce accounts payable to take advantage of cash discount terms with its vendors. The Company has paid approximately $56,000 for legal costs and the payment of the settlement of the Ulin & Holland lawsuit. On February 29, 1996, the Company repaid $180,000 of its outstanding 10% Subordinated Convertible Debentures. As of December 31, 1996, the Company's primary sources of liquidity were approximately $1,233,000 in cash and approximately $485,000 in accounts receivable.

     The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in 1996, collectively accounting for 62.4% of the Company's sales. The loss of any of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to the relationship the Company maintains with them, could affect the Company's liquidity.

     As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the year ended December 31, 1996, the Company's loss from continuing operations was $263,926, compared to $132,949 in 1995, an increase of $130,977. A factor in the Company's increased loss during this period was the $175,000 decline in licensing revenue realized in comparison to the 1995 period. Future licensing revenue is uncertain at this time. Additionally, the decline in reimbursements under the Reimbursement Agreement in 1996 in comparison to reimbursements under the Operating Agreement in 1995 was approximately $166,000. Since the Company will not receive further reimbursements, the Company will need to absorb these costs during the future. In 1996, the Company also invested approximately $113,000 in developing the "Shop & Care" program.

     While the Company did not reach operating levels during 1996 to allow it to be profitable, management believes that it has taken the steps necessary to control losses while building the business. Prior to 1996, the Company experienced liquidity problems from time to time, which resulted in insufficient resources to pay its creditors within terms. The sale of the catalog assets to Gaiam, and GaiamOs assumption of certain liabilities and the significant reduction in operating loss, has significantly improved the Company's liquidity. The Company is current in all of its obligations. The Company's working capital as of December 31, 1996 was approximately $1,681,000, and the current ratio (current assets/current liabilities) was 5 to 1. The Company believes that the cash infusion from the Catalog sale, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis for at least the next year. The Company's longer term liquidity will depend on the Company's ability to generate profits from operations and to refinance its existing indebtedness and obtain refinancing.

     The Company repaid $180,000 in subordinated convertible debentures in February of 1996. On December 18, 1996, the holder of an outstanding convertible debenture with a principal balance of $100,000, convertible into Common Stock of the Company at $6.67 per share, a due date of February 28, 1997 and an interest rate of 12%, agreed to extend the due date to February 29, 2002. The extended debenture bears an interest rate of 12% per annum and is convertible into Common Stock of the Company at $6.67 per share until February 28, 1999. Thereafter, at the Company's option, either
(i) the debenture will continue to bear interest at the rate of 12% per annum and be convertible into Common Stock at the fair market value of the Company's Common Stock as of February 28, 1999, or (ii) the debenture will bear interest at the rate of 18% per annum. In February 1998, $620,000 of debentures are scheduled to come due, with an additional $100,000 due in November of 1998. The Company is exploring alternatives for extending or refinancing these debentures. The Company's success in these matters is likely to affect the Company's results from operations in 1998. The Company's inability to extend the due dates of these debentures or replace them with alternate financing would adversely effect the Company's liquidity. There is no assurance that the Company will be able to arrange alternate financing.

     The Company faced a number of significant challenges prior to mid-1995. The sale of the Catalog assets to Gaiam, however, has allowed the Company to eliminate the losses from its catalog business and put the Company in a significantly improved liquidity position. Management believes the Company has positioned itself to control its losses and continue the expansion of its revenue base in order to achieve profitability, while pursuing its mission of making Seventh Generation(r) the leading brand of environmentally friendly household products.

Item 7.   Financial Statements

The following consolidated financial statements of the Company and Independent Auditors Report are included in Item 7 of this report:

*       Independent Auditors' Report.

*       Consolidated Balance Sheets as of December 31, 1996 and 1995.

*       Consolidated Statements of Operations for the Years Ended
	December 31, 1996 and 1995.

* Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1995.

*       Consolidated Statements of Cash Flows for the Years Ended
	December 31, 1996 and 1995.

*       Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Seventh Generation, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of Seventh Generation, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seventh Generation, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand, L.L.P.

Albany, New York
February 21, 1997

ITEM 7. FINANCIAL STATEMENTS

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and  December 31, 1995

ASSETS

 .                                                                                 December 31,             December 31,
 .                                                                                     1996                     1995
 .                                                                             =====================    =====================
 .
 .
 .
 .Current assets:
 .  Cash and cash equivalents                                               $            1,233,006   $            1,609,476
 .  Accounts receivable-trade, net of allowance for doubtful
 .     accounts of $20,191 and $39,850 at December 30, 1996 and
 .     December 31, 1995, respectively                                                     480,568                  600,534
 .  Accounts receivable-other                                                                3,868                   49,118
 .  Inventories                                                                            234,349                  183,977
 .  Other  assets                                                                          153,117                   97,351
 .                                                                            ---------------------    ---------------------
 .
 .     Total current assets                                                              2,104,908                2,540,456
 .                                                                            ---------------------    ---------------------
 .
 .Equipment:
 .  Computer equipment                                                                      45,636                   37,990
 .  Office equipment and furniture                                                          32,648                   27,948
 .                                                                            ---------------------    ---------------------
 .                                                                                          78,284                   65,938
 .
 .  Less accumulated depreciation and amortization                                          54,926                   42,877
 .                                                                            ---------------------    ---------------------
 .
 .     Equipment, net                                                                       23,358                   23,061
 .                                                                            ---------------------    ---------------------
 .
 .
 .  Deposits and other assets                                                               11,427                   14,203
 .                                                                            ---------------------    ---------------------
 .
 .     Total assets                                                         $            2,139,693   $            2,577,720
 .                                                                            =====================    =====================
 .


See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and  December 31, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

 .                                                                               December 31,             December 31,
 .                                                                                   1996                     1995
 .                                                                           =====================    =====================
 .
 .Current liabilities:
 .  Current installments of subordinated convertible debentures             $                        $              180,000
 .  Accounts payable-trade                                                                 234,499                  298,507
 .  Other accrued expenses                                                                 188,918                  106,511
 .  Deferred income                                                                                                  12,500
 .                                                                            ---------------------    ---------------------
 .
 .     Total current liabilities                                                           423,417                  597,518
 .
 .Long-term debt:
 .  Subordinated convertible debentures,
 .     excluding current installments                                                      820,000                  820,000
 .                                                                            ---------------------    ---------------------
 .
 .     Total liabilities                                                                 1,243,417                1,417,518
 .                                                                            ---------------------    ---------------------
 .
 .Commitments and contingencies
 .
 .Stockholders' equity:
 .  Preferred stock - $.001 par value; 2,500,000 shares authorized;
 .     none issued
 .  Common stock-$.000333 par value; 15,000,000 shares authorized;
 .     2,428,791 shares issued and outstanding in 1996 and 1995                                809                      809
 .  Additional paid-in capital                                                          12,264,623               12,264,623
 .  Accumulated deficit                                                                (11,369,156)             (11,105,230)
 .                                                                            ---------------------    ---------------------
 .
 .     Total stockholders' equity                                                          896,276                1,160,202
 .                                                                            ---------------------    ---------------------
 .
 .     Total liabilities and stockholders' equity                           $            2,139,693   $            2,577,720
 .                                                                            =====================    =====================
 .

See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

 .                                                                       For the Year Ended
 .                                                             December 31,            December 31,
 .                                                                 1996                    1995
 .                                                         ===================     ====================
 .
 .Sales                                                  $          5,191,563    $           3,188,507
 .Cost of sales                                                     3,628,802                2,172,071
 .                                                         -------------------     --------------------
 .Gross profit                                                      1,562,761                1,016,436
 .Other operating income                                               12,500                  187,500
 .                                                         -------------------     --------------------
 .                                                                  1,575,261                1,203,936
 .                                                         -------------------     --------------------
 .Operating expenses:
 .   Selling and marketing expenses                                   855,588                  539,764
 .   Operations and distribution expenses                             393,609                  349,276
 .   General and administrative expenses                              563,217                  426,702
 .                                                         -------------------     --------------------
 .       Total operating expenses                                   1,812,414                1,315,742
 .                                                         -------------------     --------------------
 .       Loss from continuing operations                             (237,153)                (111,806)
 .                                                         -------------------     --------------------
 .Other income/(expense):
 .   Interest income                                                   60,805                   83,243
 .   Interest expense                                                 (86,626)                (103,434)
 .   Other                                                               (952)                    (952)
 .                                                         -------------------     --------------------
 .       Total other expense, net                                     (26,773)                 (21,143)
 .                                                         -------------------     --------------------
 .
 .Net loss from continuing operations                                (263,926)                (132,949)
 .                                                          -------------------     --------------------
 .Discontinued operations:
 .  Loss from discontinued operations                                                         (123,530)
 .  Gain on disposal of discontinued operations                                                760,105
 .                                                          -------------------     --------------------
 .Income from discontinued operations                                                          636,575
 .                                                          -------------------     --------------------
 .        Net (loss) income                                $         (263,926)    $            503,626
 .                                                          ===================     ====================
 .
 .(Loss) income per common share:
 .   Loss from continuing operations                       $             (0.11)    $              (0.05)
 .   Loss from discontinued catalog operation                                                     (0.05)
 .   Gain on disposal of discontinued catalog operation                                            0.31
 .                                                          -------------------     --------------------
 .Net (loss) income per common share                       $             (0.11)    $               0.21
 .                                                          ===================     ====================
 .
 .Weighted average shares outstanding during the period              2,428,791                2,428,791
 .                                                          ===================     ====================

See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996 AND 1995

 .                                   Common Stock       Additional                         Total
 .                                   ------------         Paid-In       Accumulated     Stockholders'
 .                                 Shares    Amount       Capital         Deficit          Equity
 .                                 ------    ------       -------         -------          ------
 .BALANCE AT DECEMBER 31, 1994    2,428,791  $  809   $  12,264,623  $  (11,608,856)   $   656,576
 .
 .     Net income                                                           503,626        503,626
 .                                ----------  ------   -------------  --------------    -----------
 .
 .BALANCE AT DECEMBER 31, 1995    2,428,791     809      12,264,623     (11,105,230)     1,160,202
 .
 .     Net loss                                                            (263,926)      (263,926)
 .                                ----------  ------   -------------  --------------    -----------
 .
 .BALANCE AT DECEMBER 31, 1996    2,428,791     809      12,264,623     (11,369,156)       896,276
 .                                ==========  ======   =============  ==============    ===========
 .
 .
 .

See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

 .                                                                      For the Years Ended
 .                                                             December 31,             December 31,
 .                                                                 1996                     1995
 .                                                          =====================    =====================
 .
 .Cash flows from operating activities:
 .   Net loss                                              $            (263,926)   $             503,626
 .   Adjustments to reconcile net (loss) income to net cash
 .      used in operating activities:
 .
 .      Gain on disposal of discontinued operations                                              (760,105)
 .      Depreciation and amortization                                     13,001                   10,110
 .      Provision for doubtful accounts                                  (19,659)                  22,800
 .
 .      Changes in assets and liabilities:
 .      Decrease (increase) in accounts receivable-trade                 139,625                 (258,341)
 .      Decrease in accounts receivable-other                             45,250                    6,009
 .      Increase in inventories                                          (50,372)                 (37,697)
 .      Increase in other assets                                         (55,766)                  (4,369)
 .      Decrease in deposits and other assets                              1,824                   27,486
 .      Decrease in accounts payable-trade                               (64,008)                (153,974)
 .      Increase (decrease) in accrued expenses                           82,407                  (44,999)
 .      (Decrease) increase in deferred income                           (12,500)                  12,500
 .      Net effect of discontinued operations                                                     (45,327)
 .                                                           ---------------------    ---------------------
 .      Net cash used in operating activities                           (184,124)                (722,281)
 .                                                           ---------------------    ---------------------
 .Cash flows from investing activities:
 .   Proceeds from sale of discontinued operations                                              1,270,000
 .   Proceeds from disposal of equipment                                                            6,257
 .   Purchases of equipment                                              (12,346)                    (458)
 .                                                           --------------------    ---------------------
 .      Net cash (used in) provided by investing activities              (12,346)               1,275,799
 .                                                          ---------------------    ---------------------
 .Cash flows from financing activities:
 .   Principal payments on subordinated convertible debentures          (180,000)                 (60,000)
 .   Increase in deposits and other assets                                                         (1,693)
 .                                                          ---------------------    ---------------------
 .
 .      Net cash used in financing activities                           (180,000)                 (61,693)
 .                                                          ---------------------    ---------------------
 .
 .      Net (decrease) increase in cash and cash equivalents            (376,470)                 491,825
 .Cash and cash equivalents, beginning of period                       1,609,476                1,117,651
 .                                                          ---------------------    ---------------------
 .
 .Cash and cash equivalents, end of period                $            1,233,006   $            1,609,476
 .                                                          =====================    =====================
 .
 .Interest paid:                                                          87,000                  104,933
 .Income taxes:                                                                                     2,000

Noncash investing and financing transactions:

     In conjunction with the sale of the catalog business, the purchaser assumed approximately $500,000 of the Company's liabilities in 1995.

See accompanying notes to financial statements.

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
December 31, 1996 and 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Revenue Recognition, Sales Discounts and Sales Returns.
     Sales are recorded upon shipment of products to customers. The Company maintains an allowance for estimated future sales returns and doubtful accounts. Revenue is recorded net of discounts.

   Cash and Cash Equivalents.
     Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are valued at cost.

   Inventories.
     Inventories include purchased goods which are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

   Equipment.
     Equipment is recorded at cost net of depreciation using the straight-line method over the estimated useful lives of the assets. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

   Advertising.
     Advertising, selling, and marketing expenses are expensed as they are incurred. The amounts spent on advertising, selling and marketing expenses for the years 1996 and 1995 were $216,330 and $54,950, respectively.

   Net (Loss) Income Per Common Share.
     Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for 1996 and 1995 and thus did not affect net (loss) income per common share.

   Income Taxes.
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

   Stock Based Compensation.
     The Company has elected to continue accounting for the issuance of stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro-forma impact of the fair value based method of accounting for stock based compensation under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," is disclosed in footnote 4.

2. DISCONTINUED OPERATIONS

     In 1995, the Company reached the conclusion that the financial resources necessary to develop both the catalog and wholesale businesses were beyond its means. The Company sold the assets of the catalog business to Gaiam Inc. (Gaiam) on May 24, 1995. Accordingly, the results of operations of this business segment have been accounted for as discontinued operations for all periods in the Consolidated Statement of Operations. Net sales of discontinued operations were approximately $2,255,000 for the year ended December 31, 1995.

     The Company also entered into Licensing, Operating (subsequently re-named the "Reimbursement Agreement") and Supply Agreements with Gaiam. Under the Licensing Agreement, Gaiam operates a catalog using the Seventh Generation name in consideration for which Gaiam paid the Company a fee of $200,000, of which $12,500 was recognized in 1996 and $187,500 in 1995 as other operating income. The Licensing Agreement also requires Gaiam to pay an annual licensing fee of $100,000 commencing on May 25, 1997 if Gaiam continues to use the Seventh Generation name. Gaiam is currently testing an alternative name on the mail order catalog it purchased from the Company and may choose at any time to discontinue use of the Seventh Generation(r) name.

     Pursuant to the Reimbursement Agreement, the Company's President and his assistant have assisted Gaiam with the operation of its catalog, and certain office equipment expenses have been shared between the two companies. The original Operating Agreement expired on January 31, 1996. A new Agreement of more limited scope was signed on April 11, 1996, covering the period from February 1, 1996 to December 31, 1996. During the year ended December 31, 1996, the Company was reimbursed for approximately $109,000 of expenses, as compared to approximately $275,000 in 1995. The Reimbursement Agreement terminated at the end of 1996.

     Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in 1996 and 1995. Gross margins from these sales of 16.7% are lower than on natural products and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. During the year ended December 31, 1996, Gaiam purchased approximately $1,306,000 of product under the terms of the Supply Agreement, of which approximately $1,080,000 is applicable towards the minimum. As of December 31, 1996, Gaiam has purchased approximately $2,188,000 of product under the Suppl

3.  SUBORDINATED CONVERTIBLE DEBENTURES

 .                                                                         December 31,
 .Subordinated convertible debentures consist of the following:          1996        1995
 .                                                                       ----        ----
 .
 .10% subordinated convertible debentures, unsecured,
 .$180,000 due February 28, 1996, convertible at a price
 .per share of $13.33, and an additional $620,000 due February
 .28, 1998, convertible at a price per common share of $6.67         $  620,000  $  800,000
 .
 .10% subordinated convertible debentures, unsecured,
 .due November 30, 1998, convertible at a price per
 .common share of $6.67                                                 100,000     100,000
 .
 .12% subordinated convertible debentures, unsecured,
 .due February 28, 2002, convertible at a price per
 .common share of $6.67                                                 100,000     100,000
 .                                                                   ---------   ---------
 .Total subordinated convertible debentures                             820,000   1,000,000
 .Less current installments                                                   0    (180,000)
 .                                                                   ----------  ----------
 .Subordinated convertible debentures, less current installments     $  820,000  $  820,000
 .                                                                   ==========  ==========

     During 1996, the holder of $100,000 in subordinated convertible debenture due February 28, 1997 agreed to extend the due date of that debenture to February 28, 2002.

     During 1995, the holders of $240,000 in subordinated convertible debentures due February 28, 1995 agreed to extend the due dates for $180,000 of those debentures to February 28, 1996. The $180,000 was paid with accrued interest in February, 1996.

     The number of shares of common stock reserved for the potential conversion of these debentures was 122,940 and 136,444 at December 31, 1996 and 1995, respectively.


4.  STOCK BASED COMPENSATION AND WARRANTS

     The Company has several stock based compensation plans, which are described below:

  Fixed Stock Option Plans
     The Company has established three stock option plans, the 1994 Employee, Director, and Consultant Stock Option Plan (the 1994 Plan), the 1993 Stock Option Plan (the 1993 Plan) and the 1990 Stock Option Plan (the 1990 Plan). These plans provide for the granting of qualified and nonqualified stock options to the employees of the Company, Directors, and independent consultants as determined by the Compensation Committee of the Board of Directors. A total of 732,991 shares of common stock have been reserved for issuance upon exercise of options under these plans. In addition to the above plans, the Company has also granted options to the President, Directors, and investors of the Company.

     All options are granted at prices equal to or greater than the fair market value of the Company's stock at the grant date and substantially all options vest upon issuance. The exercise prices range from $0.52 to $8.33 per share, and expire at various dates through December 31, 2006. Activity with respect to these plans is summarized below:

 .                                 1996                        1995
 .                      ---------------------------  ---------------------------
 .                                       Weighted                    Weighted
 .                          Number        Average         Number      Average
 .                       of  Shares  Exercise Price   of  Shares  Exercise Price
 .                      ------------  -------------  ------------  -------------
 .Shares under options      544,092   $        6.29       654,872   $       6.25
 .  at January 1
 .
 .Options granted            64,500             .52         6,000            .54
 .
 .Options canceled          (19,400)           5.83      (116,780)          5.76
 .                      ------------                  ------------
 .Shares under options
 .  at December 31          589,192            5.68       544,092           6.29
 .                      ============  =============   ============ =============
 .
 .Shares under
 .  exercisable options
 .  at December 31          577,192            5.67       520,092           6.31
 .                      ============  =============   ============ =============
 .Weighted average fair
 .  value of options
 .  granted                 $0.26                          $0.15
 .                      ============                   ============

The following summarizes the status of the outstanding options:

 .                          Outstanding                       Exercisable
 .                             Options                           Options
 .                ----------------------------------   ------------------------
 .                                Weighted
 .                                 Average  Weighted                   Weighted
 .                               Remaining   Average                    Average
 .Exercise                    Contractural  Exercise                   Exercise
 .Price Range         Number          Life     Price       Number         Price
 .--------------  ----------  ------------  --------   ----------      --------
 .$0 to $0.99         72,000          9.16    $ 0.52       72,000        $ 0.52
 .$1.00 to $2.49      18,000          7.96    $ 2.20       18,000        $ 2.20
 .$2.50 to $4.99      37,000          4.52    $ 2.88       37,000        $ 2.88
 .$5.00 to $8.32     260,358          4.02    $ 5.68      248,358        $ 5.67
 .$8.33              201,834          5.23    $ 8.33      201,834        $ 8.33
 .                ----------                           ----------
 .                   589,192                              577,192
 .                ==========                           ==========


Performance Based Incentive Plan
     In 1996, the Company established the Incentive Plan. Under the Incentive Plan, selected employees and Directors of the Company may be granted incentive units equal in value to one share of common stock of the Company. Participant's awards are vested based upon the attainment of certain contingent future performance goals established by the Compensation Committee of the Board of Directors related to sales revenue and operating profit targets, but no earlier than three years from the date of the grant of the units. The determination date for valuing the units is defined as the earlier of the vesting date of the participant, the termination date of the participant, or the sale of the Company. There are 300,000 units established to be issued under this plan. Canceled or forfeited units may be reallocated to other participants. During 1996, the Company granted 265,000 units with a weighted average fair value of $.28 to plan participants.

     The fair value of awards granted under the fixed stock option plans and the performance based incentive plan is estimated on the grant date using the Black-Scholes Single Option model. Significant assumptions included as a basis for the calculation were a dividend yield of 0% and an annual expected stock price volatility of 75.1% for both 1996 and 1995. The expected life of the options and stock appreciation rights are assumed to be three years, and the risk free interest rate ranges from 5.2% to 6.0% in 1996 and from 5.2% to 7.0% in 1995. There was no compensation cost recognized in 1996 and 1995 for stock based compensation awards. Had the Company recognized compensation cost and fair value of this compensation at the grant dates for the above awards pursuant to SFAS 123, the impact would be as follows:

 .                                                1996          1995
 .                                             -----------    ---------
 .Net (Loss)/Income as reported                $ (263,926)    $ 503,636
 .Pro Forma Net (Loss)/Income                  $ (301,564)    $ 502,720
 .
 .Net (Loss)/Income per share, as reported       $ (0.11)       $ 0.21
 .Pro Forma Net (Loss)/Income per share          $ (0.12)       $ 0.21

     The effects of applying SFAS 123 for providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years because additional awards are generally made each year.

Warrants
     The Company has outstanding warrants to purchase 1,562,994 shares of common stock, all of which were exercisable at December 31, 1996. The exercise prices of the various warrants range from $2.50 to $5.25 and expire at various dates through January, 2003.
     No warrants were granted during 1995 or 1996, and, accordingly, were not included in the computation of fair value of stock based compensation.

5.  INCOME TAXES

     No income tax provision has been recorded for the years ended December 31, 1996 and 1995, primarily as a result of losses or the use of net operating loss carryforwards and a corresponding reduction in the valuation allowance. The temporary difference that gives rise to significant portions of the net deferred tax assets at December 31, 1996 and 1995 is the net operating loss carryforward.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and tax planning strategies in making this assessment.
As a result, a full valuation allowance in the amount of $4,263,000 and $4,156,000 exists against the net deferred tax assets at December 31, 1996 and 1995, respectively. The net change in the valuation allowance for the year ended December 31, 1996 was an increase of $107,000.

     Net operating loss carryforwards, which may be used to offset future taxable income, amount to $10,662,000 as of December 31, 1996 and $10,378,000 as of December 31, 1995. The net operating loss carryforwards expire at various dates from 2003 to 2011.

6.  MAJOR SUPPLIERS AND CUSTOMERS

     The Company purchased approximately 84% of its product from three suppliers during the year ended December 31, 1996.

     The Company had sales of approximately 62.4% to three customers during the year ended December 31, 1996 and approximately 52.5% of accounts receivable were due from two customers as of December 31, 1996.

     During 1996 and 1995, Jeffrey A. Hollender, the Chief Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.


7.  COMMITMENTS AND CONTINGENCIES

    Uncertainties:

     The Company has historically incurred losses from operations which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of wholesale distributors, including Gaiam, the purchaser of the catalog segment. If the number of distributors were reduced or any of the Company's principal customers do not meet their commitments, the Company may not have adequate liquidity.

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

     The Company's contractual relationship with Gaiam, the purchaser of the catalog, is uncertain. Gaiam's obligation to purchase product at a 20% markup will terminate in 1997, which may reduce the Company's sales or its profit margins. The Company and Gaiam are currently discussing further relationships, the outcome of which is uncertain at this date.

     From time to time, the Company is engaged in various types of disputes concerning trademark issues, product performance and liability issues, and other matters in the ordinary course of business.

    Agreements:

     On November 29, 1993, the Company entered into a five year employment contract with its President which provides, among other things, a minimum compensation of $125,000 per year over the term of the agreement. The agreement also contains a covenant prohibiting the President from competing with the Company during his employment and for two years thereafter.

     On February 28, 1994, the Company entered into a five year employment agreement with its Executive Vice President of Marketing and Sales which provides, among other things, a minimum compensation of $100,000 per year. The agreement also contains a covenant prohibiting the Executive Vice President from competing with the Company during his employment and for two years thereafter.

     The Company has entered into a consulting agreement to develop new
distribution channels for its products.   The consultant is pursuing
relationships on behalf of the Company with non-profit organizations and in the educational marketplace. The Company has agreed to pay a retainer of $3,865 per month for a period of not less than 15 months, commencing November 1, 1995. The Company will be required to pay the consultant commissions on the sale of qualified products at a rate of 3% and a commission of 6% on other funds generated for the Company. Additionally, the consultant can earn stock appreciation right units, based upon sales volume generated through relationships developed by the consultant.

    Leases:
     The Company leases its office and certain equipment under noncancelable operating leases expiring at various dates through 2000. Total rental expense for years ended December 31, 1996 and 1995 was $28,750 and $126,482, respectively. The office lease agreement provides for annual escalation in rent based upon the Company's share of increased maintenance costs for the building. Future minimum lease payments under noncancleable operating leases in effect at December 31, 1996 were as follows:

 .               Year ending December 31:
 .
 .                                               1997      $      25,053
 .                                               1998             10,359
 .                                               1999              9,023
 .                                               2000                752


8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Instruments.
     The carrying values of the Company's financial instruments at December 31, 1996, approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash and cash equivalents.
    The carrying amount approximates fair value due to the short-term maturity of these instruments.

    Subordinated convertible debentures.
    The carrying amount approximates fair value as the interest rates on the debentures approximate the Company's current borrowing rate.

9.  CONCENTRATIONS OF CREDIT RISK

    Concentration of credit risk consists primarily of cash and cash equivalents. From time to time the Company has on deposit with certain banks and financial institutions cash and cash equivalents which exceed the amount subject to federal insurance. The amounts of the accounting loss due to credit risk the Company would incur if parties to the financial instruments failed to perform are $832,806 and $1,383,051 for
    the years ended December 31, 1996 and 1995, respectively.   The Company
    attempts to mitigate this risk by depositing its cash and cash equivalents with high credit quality financial institutions.


Item 8.   Changes in Accountants

	Not  applicable.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with
	  Section 16(a) of the Exchange Act

	Information with respect to this item can be found under the captions "Management - Directors," "Management - Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 10.  Executive Compensation

	The information set forth under the caption "Executive Compensation" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

	The information set forth under the caption "Share Ownership" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

	The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

	(a)     The following documents are filed as a part of this Report:



EXHIBITS:

Exhibit #       Description

!       (3.1)   Articles of Incorporation of the Registrant, as amended

~       (3.3)   Restated By-Laws of the Registrant, as amended

!       (4.1)   Article 4 of the Articles of Incorporation of the Registrant, as
		amended
		(see Exhibit 3.1)

*       (4.2)   Form of Common Stock Certificate

*       (4.3)   Form of Warrant Certificate

*       (4.4)   Form of Underwriter's Purchase Option Agreement between
		the Underwriter and the Registrant

*       (4.5)   Form of Warrant Agreement between Continental
		Stock Transfer and Trust Company and the Registrant

*#      (10.2)  Employment Agreement between the Registrant and Jeffrey A.
		Hollender

*       (10.3)  Agreement between the Registrant and Stanson Corporation

*       (10.4)  Stock Option Agreement, dated as of April 30, 1989, between
		the Registrant and Gardener's Supply Company, Inc., as assigned to Alan Newman

*#      (10.5)  Non-Qualified Stock Option Agreement dated May 11, 1990, between
		the Registrant and Arthur Gray

*#      (10.6)  Form of Non-Qualified Stock Option Agreement between the
		Registrant and Jeffrey A. Hollender

*#      (10.7)  Form of Non-Qualified Stock Option Agreement used by the
		Registrant to grant options to Directors of the Registrant

*#      (10.8)  The Registrant's 1990 Stock Option Plan

*#      (10.9)  The Registrant's 1993 Employee, Director and Consultant
		Stock Option Plan

*#      (10.10) Warrant Agreement between the Registrant and Peter Graham

*       (10.11) Form of Subscription Agreement applicable to the Selling
		Security holders

*       (10.12) Form of Promissory Note applicable to the Selling
		Security holders

*       (10.13) Form of Warrant Applicable to the Selling Security
		holders

~#      (10.14) Employment Agreement between the Registrant and
		Jeffrey M. Phillips

Exhibit #       Description


^       (10.16) The Registrant's 1994 Employee, Director and Consultant
		Stock Option Plan

X       (10.18) Asset Purchase Agreement, dated May 24, 1995,
		between the Company and Gaiam, Inc.

X       (10.19) License Agreement, dated May 24, 1995, between
		the Company and Gaiam, Inc.

X       (10.20) Supply Agreement, dated May 24, 1995, between
		the Company and Gaiam, Inc.

X       (10.21) Operating Agreement, dated May 24, 1995, between
		the Company and Gaiam, Inc.

X       (10.22) Seventh Generation, Inc. Non-Competition and
		Confidentiality Agreement, dated May 24, 1995, between the Company and Gaiam, Inc.

X       (10.23) Gaiam, Inc. Non-Competition Agreement, dated
		May 24, 1995, between the Company and Gaiam,
		Inc.

}       (10.24) Seventh Generation, Inc. Incentive Plan

(*      (10.25) Amendment letter to Seventh Generation, Inc. Incentive Plan

	(11)    Statement Re: Computation of Per Share Loss

	(23)    Consent of Coopers & Lybrand, L.L.P.

	(27)    Financial Data Schedule
____________________________________________________

* Filed as an Exhibit to Registration Statement Number 33-68272 on Form SB-2 and incorporated herein by reference

# Indicates a management contract or compensatory plan or arrangement

! Filed as an Exhibit to Registration Statement on Form 8-A (File Number 1-12614) and incorporated herein by reference

~ Filed as an Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993 (File Number 1-12614) and incorporated herein by reference

^ Filed as an Exhibit to Form 10-KSB for the fiscal year ended December 31, 1994 (File Number 1-12614) and incorporated herein by reference

} Filed as an Exhibit to Form 10-QSB for the quarter ended June 30, 1996 (File Number 1-12614) and incorporated herein by reference


(* Filed as an Exhibit to Form 10-QSB for the quarter ended September 30, 1996 (File Number 1-12614) and incorporated herein by reference

X Filed as an Exhibit to Form 8-K, dated May 24, 1995, and incorporated herein by reference.

____________________________________________________

	(b)     Reports on Form 8-K:

		No current reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1996.


SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


 .                                   SEVENTH GENERATION,  INC.
 .
 .Date: March 13, 1997            By: /s/ Jeffrey A. Hollender
 .                                    President and Chief Executive Officer
 .                                    (Principal Executive & Financial Officer)


In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 .Date: March 13, 1997            By: /s/ Arthur Gray, Jr.
 .                                    Chairman of the Board
 .
 .Date: March 13, 1997            By: /s/ Peter Graham
 .                                    Director
 .
 .Date: March 13, 1997            By: /s/ Joshua Sapan
 .                                    Director
 .
 .Date: March 13, 1997            By: /s/ Sheila Hollender
 .                                    Director
 .
 .Date: March 13, 1997            By: /s/ Charles J. Hogan
 .                                    Controller
 .                                    (Principal Accounting Officer)
 .
 .Date: March 13, 1997            By: /s/Jeffrey A. Hollender
 .                                    Director, President & CEO
 .                                    (Principal Executive & Financial Officer)

EXHIBIT INDEX:


Exhibit #       Description                                             Page

  (11)          Statement Re: Computation of Per Share Loss               32

  (23)          Consent of Coopers & Lybrand, L.L.P.                      34

  (27)          Financial Data Schedule                                   36