Form 10QSB
period 1997-03-31
SEVENTH GENERATION INC
filed 1997-05-15
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

				   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock, $.000333 par value, outstanding as of April 30, 1997 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of April 30, 1996 was 1,562,994.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]


TOTAL NUMBER OF PAGES:  21                EXHIBIT INDEX APPEARS ON PAGE:  17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEVENTH GENERATION, INC.
CONSOLIDATED  BALANCE SHEETS
March 31, 1997 and December 31, 1996



ASSETS
						   March 31,       December 31,
						     1997              1996
						 (Unaudited)
Current assets:
  Cash and cash equivalents                       $   365,491     $  1,233,006
  Short-term marketable securities                    498,316
  Accounts receivable-trade, net of allowance
     for doubtful accounts of $20,191
     at March 31, 1997 and December 31, 1996          744,392          480,568
  Accounts receivable-other                             3,296            3,868
  Inventories                                         292,171          234,349
  Other  assets                                       121,092          153,117
						  -----------     ------------
     Total current assets                           2,024,758        2,104,908
						  -----------     ------------
Equipment:
  Computer equipment                                   54,481           45,636
  Office equipment and furniture                       33,863           32,648
						  -----------     ------------
						       88,344           78,284
  Less accumulated depreciation and amortization       56,108           54,926
						  -----------     ------------
     Equipment, net                                    32,236           23,358
						  -----------     ------------

  Deposits and other assets                            12,327           11,427
						  -----------      -----------

     Total assets                                 $ 2,069,321      $ 2,139,693
						  ===========      ===========



		       See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED  BALANCE SHEETS
March 31, 1997 and December 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY

						   March 31,      December 31,
						     1997              1996
						  (Unaudited)
Current liabilities:
  Current installments of subordinated
  convertible debentures                          $   620,000     $
  Accounts payable-trade                              303,464          234,499
  Other accrued expenses                              122,595          188,918
						  -----------     ------------
     Total current liabilities                      1,046,059          423,417

Long-term debt:
  Subordinated convertible debentures,
     excluding current installments                   200,000          820,000
						  -----------     ------------
     Total liabilities                              1,246,059        1,243,417
						  -----------     ------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.001 par value;
  2,500,000 shares authorized; none issued

  Common stock-$.000333 par value;
  15,000,000 shares authorized; 2,428,791
  shares issued and outstanding in
  1997 and 1996                                           809              809

  Additional paid-in capital                       12,264,623       12,264,623
  Accumulated deficit                             (11,442,170)     (11,369,156)
						  -----------     ------------
     Total stockholders' equity                       823,262          896,276
						  -----------     ------------

Total liabilities and stockholders' equity        $ 2,069,321     $  2,139,693
						  ===========     ============

		 See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED  STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

						    For the Three Months Ended
						    March 31,        March 31,
						      1997             1996
						   (Unaudited)     (Unaudited)

Sales                                             $ 1,570,165      $ 1,318,604
Cost of sales                                       1,089,327          891,937
						  -----------     ------------
Gross profit                                          480,838          426,667
Other operating income                                                  12,500
						  -----------     ------------
						      480,838          439,167
Operating expenses:                               -----------     ------------

   Selling and marketing expenses                     271,359          220,748
   Operations and distribution expenses               104,839          120,655
   General and administrative expenses                163,239          168,058
						  -----------     ------------
	Total operating expenses                      539,437          509,461
						  -----------     ------------
Other income (expense):
   Interest income                                      6,535           18,597
   Interest expense                                   (20,712)         (23,669)
   Other                                                 (238)            (237)
						  -----------     ------------
	Total other expense, net                      (14,415)          (5,309)
						  -----------     ------------

Net loss                                          $   (73,014)    $    (75,603)
						  ===========     ============

Loss per common share:                            $     (0.03)    $      (0.03)

Weighted average shares outstanding
   during the period                                2,428,791        2,428,791

		   See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED  STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED  MARCH 31, 1997 AND 1996

						    For the Three Months Ended
						    March 31,        March 31,
						      1997             1996
						   (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                      $    (73,014)       $ (75,603)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                        1,182            2,470
   Provision for doubtful accounts                                       7,990
   Loss on short-term securities                        1,684

Changes in assets and liabilities:
   Increase in accounts receivable-trade             (263,824)        (220,391)
   Decrease (increase) in accounts receivable-other       572          (23,234)
   Increase in inventories                            (57,822)        (120,332)
   Decrease (increase) in other assets                 32,025          (24,357)
   Increase in deposits and other assets                 (900)         (31,632)
   Increase in accounts payable-trade                  68,965           69,790
   Increase (decrease) in accrued expenses            (66,323)          26,759
   (Decrease) in deferred income                                       (12,500)
						  -----------     ------------
Net cash used in operating activities                (357,455)        (401,040)
						  -----------     ------------
Cash flows from investing activities:
   Purchase of short-term securities                 (500,000)
   Purchases of equipment                             (10,060)          (2,493)
						  -----------     ------------
Net cash used in investing activities                (510,060)          (2,493)
						  -----------     ------------
Cash flows from financing activities:
   Principal payments on subordinated
    convertible debentures                                            (180,000)
						  -----------     ------------
Net cash used in financing activities                       0         (180,000)
						  -----------     ------------
Net decrease in cash and cash equivalents            (867,515)        (583,533)
Cash and cash equivalents, beginning of period      1,233,006        1,609,476
						  -----------     ------------
Cash and cash equivalents, end of period          $   365,491     $  1,025,943
						  ===========     ============

	       See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
March 31, 1997 and 1996

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

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending
December 31, 1997.

     For further information, please refer to the financial statements and footnotes filed as Item 7 in the Form 10-KSB for Seventh Generation, Inc.
for the fiscal year ended December 31, 1996, under Commission File # 1-12614.

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

Revenue Recognition, Sales Discounts and Sales Returns.
     Sales are recorded upon shipment of products to customers. The Company maintains an allowance for estimated future sales returns and doubtful accounts. Revenue is recorded net of sales discounts.

Cash and Cash Equivalents.
     Cash and cash equivalents include highly liquid investments with original maturities of three months or less and are valued at cost.

Inventories.
     Inventories include purchased goods, which are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Equipment.
     Equipment is recorded at cost net of depreciation using the straight-line method over the estimated useful lives of the assets. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Net (Loss) Income Per Common Share.
     Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for the three months ended
March 31, 1997 and 1996 and thus did not affect net (loss) income per common share.

Short-Term Investments.
     Short-term investments consist of marketable debt securities, which are recorded at market value.


3.  TRANSACTIONS WITH GAIAM

     In 1995, the Company reached the conclusion that the financial resources necessary to develop both the catalog and wholesale businesses were beyond its means. The Company sold the assets of the catalog business to Gaiam, Inc. (Gaiam) on May 24, 1995.
     The Company also entered into Licensing, Operating (subsequently re-named the "Reimbursement Agreement") and Supply Agreements with Gaiam. Under the Licensing Agreement, Gaiam operates a catalog using the Seventh Generation(r) name in consideration for which Gaiam paid the Company a fee of $200,000, of which $12,500 was recognized in 1996 and $187,500 in 1995 as other operating income. The Licensing Agreement also requires Gaiam to pay an annual licensing fee of $100,000 commencing on May 24, 1997 if Gaiam continues to use the Seventh Generation(r) name. Gaiam is currently testing an alternative name on the mail order catalog it purchased from the Company and may choose at any time to discontinue use of the Seventh Generation(r) name.

    Pursuant to the Reimbursement Agreement, the Company's President and his assistant assisted Gaiam with the operation of its catalog, and certain office equipment expenses had been shared between the two companies. The original Operating Agreement expired on January 31, 1996. A new Agreement of, more limited scope, was signed on April 11, 1996, covering the period from February 1, 1996 to December 31, 1996. During the three months ended
March 31, 1996, the Company was reimbursed for approximately $32,000 of expenses. The Reimbursement Agreement terminated at the end of 1996.

     Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in the first quarter of 1997 and in 1996. Gross margins from these sales are lower than on natural products and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. During the three months ended March 31, 1997, Gaiam purchased approximately $309,000 of product under the terms of the Supply Agreement, of which approximately $258,000 is applicable towards the minimum. As of March 31, 1997, Gaiam has purchased approximately $2,497,000 of product under the Supply Agreement, of which approximately $2,079,000 is applicable toward the minimum, leaving a balance to purchase of approximately $421,000. The Company anticipates that Gaiam will fulfill its obligations under the Supply Agreement at some point in the second or third quarter of 1997. The following tables summarize sales to Gaiam during the periods indicated.

For the three months ended March 31, 1997:

		     Gaiam              Others                  Total

Sales              $309,158  100.0%   $1,261,007  100.0%    $1,570,165  100.0%
Cost of goods sold  257,762   83.4%      831,565   65.9%     1,089,327   69.4%
		   --------  -----    ----------  -----     ----------  -----
Gross Profit        $51,396   16.6%     $429,442   34.1%      $480,838   30.6%
		   ========  =====    ==========  =====     ==========  =====

For the three months ended March 31, 1996:

		     Gaiam              Others                  Total

Sales              $274,710  100.0%   $1,043,894  100.0%    $1,318,604  100.0%
Cost of goods sold  227,725   82.9%      664,212   63.6%       891,937   67.6%
		   --------  -----    ----------  -----     ----------  -----
Gross Profit        $46,985   17.1%     $379,682   36.4%      $426,667   32.4%
		   ========  =====    ==========  =====     ==========  =====

4.  SUBORDINATED CONVERTIBLE DEBENTURES
						     March 31,    December 31,
Subordinated convertible debentures                     1997          1996
consist of the following:

10% subordinated convertible debentures,
unsecured, $180,000 due February 28, 1996,
convertible at a price per share of
$13.33, and an additional $620,000 due
February 28, 1998, convertible at a price
per common share of $6.67                             $620,000        $620,000

10% subordinated convertible debentures,
unsecured, due November 30, 1998, convertible
at a price per common share of $6.67                   100,000         100,000

12% subordinated convertible debentures, unsecured,
due February 28, 2002, convertible at a price per
common share of $6.67                                  100,000         100,000
						     ---------       ---------
Total subordinated convertible debentures              820,000         820,000
Less current installments                             (620,000)              0
						     ---------       ---------
Subordinated convertible debentures,
less current installments                            $ 200,000       $ 820,000
						     =========       =========

     During 1996, the holder of $100,000 in subordinated convertible debenture due February 28, 1997 agreed to extend the due date of that debenture to February 28, 2002.

     During 1995, the holders of $240,000 in subordinated convertible debentures due February 28, 1995 agreed to extend the due dates for $180,000 of those debentures to February 28, 1996. The $180,000 was paid with accrued interest in February 1996.

     The number of shares of common stock reserved for the potential conversion of these debentures was 122,940 at March 31, 1997 and December 31, 1996.


5.  COMMITMENTS AND CONTINGENCIES

	Uncertainties:

     The Company has historically incurred losses from operations, which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of wholesale distributors, including Gaiam, the purchaser of the Seventh Generation(r) catalog. If the number of distributors was reduced or any of the Company's principal customers do not meet their commitments, the Company may not have adequate liquidity.

     The Company's contractual relationship with Gaiam, the purchaser of the catalog, is uncertain. Gaiam's obligation to purchase product at a 20% markup will terminate in the second or third quarter of 1997 (which is when the Company believes Gaiam will fulfill its obligations under the Supply Agreement), which may reduce the Company's sales or its contribution margin. The Company and Gaiam are currently discussing the possible termination of the Licensing Agreement and the alteration of the Supply Agreement. If the Licensing Agreement were to be terminated, no further licensing revenue would be received from Gaiam. The outcome of these discussions is uncertain at this date.

     From time to time, the Company is engaged in various types of disputes concerning trademark issues, product performance and liability issues, and other matters in the ordinary course of business.


6.  NEW ACCOUNTING STANDARD

Statement of Accounting Standards No. 128 - "Earnings Per Share"

    This new statement, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.

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

     Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation(r) as the leading brand name for environmentally responsible consumer products. The Company believes that today it is one of the leading marketers of environmentally friendly household products in the United States. The Company sells Seventh Generation(r) brand name products through distributors to natural products stores throughout the United States and in Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast, and the Company is developing new distribution channels primarily in partnership with schools and other non-profit organizations seeking to raise funds. The Company has recently started two programs: "Shop & Care"(TM) and "Learning to Make a Difference"(TM), which the Company designed to help schools and other non-profit organizations raise funds by selling the Company's products. The Company's products are also marketed through the Seventh Generation(r) mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

     Seventh Generation(r) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 100% recycled plastic; and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

     Seventh Generation(r) brand name products are available in natural products retail stores. In the first three months of 1997, the Company's sales to the natural products industry grew in comparison to sales in the first three months of 1996 as a result of continued market penetration, increased consumer promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution in the natural products industry.

     In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company's sales efforts are focused primarily on upscale supermarket retailers and wholesalers.

     The Company plans to continue with its primary focus of expanding distribution in the natural products industry and to continue sales to supermarket chains in the Northeast and West Coast, coupled with brand name product sales to mail order catalogs, primarily the mail order catalog operated by Gaiam. The Company continues to explore other opportunities to expand distribution, including the new "Learning to Make a Difference"(TM) and "Shop & Care"(TM) programs.

RESULTS OF OPERATIONS
 Three Months Ended March 31, 1997 Compared to
 Three Months Ended March 31, 1996

Operations

     Sales to natural products accounts, supermarkets, Gaiam, and other customers increased $251,561, or 19.1%, during the three months ended
March 31, 1997 to $1,570,165, compared to $1,318,604 during the three months ended March 31, 1996. This favorable performance was due primarily to the continued growth of sales to natural products accounts and the growth of sales to other customers.

     Gross profit was $480,838, compared to $426,667 during 1996, an increase of $54,171, or 12.7%. Gross profits decreased to 30.6% as a percentage of sales in the 1997 period, compared to 32.4% in 1996, due primarily to the changing mix of sales.

     Operating expenses decreased 4.2% as a percentage of sales from 38.6% of sales in the 1996 period to 34.4% of sales for the 1997 period. Operating expenses were $539,437 in the three months ended March 31, 1997 compared to $509,461 during 1996. While operating expenses declined as a percentage of sales, the additional expenditures were due primarily to additional variable selling and marketing expenses. Sales and marketing expenses were 17.3% of sales in the first three months of 1997 and 16.7% of sales in 1996.
Operations and distribution expenses declined to $104,839 from $120,655 in the 1996 period. This reduction was due primarily to a reduction in freight costs and a reduction in warehousing costs. General and administrative expenses were 10.4% of sales, compared to 12.7% in the 1996 period. This favorable performance can be primarily attributed to a reduction in bad debt expense and a reduction in legal fees. Included as a reduction in operating expenses during 1996 is the effect of reimbursement by Gaiam to the Company of approximately $32,000 under the Reimbursement Agreement described below.

     The net loss in 1997 was $73,014, compared to $75,603 in 1996, a decrease of $2,589. The decrease was achieved despite a reduction in licensing revenue of $12,500 for the use of the Seventh Generation(r) name on the Gaiam mail order catalog, a decrease of approximately $32,000 in reimbursements from Gaiam under the Operating and Reimbursement Agreements, and the increased operating expenses listed above. Net interest expense decreased in 1997 as a result of the repayment of $180,000 in subordinated convertible debentures in February of 1996 and a lower rate of return realized on investments in 1997.

Transactions with Gaiam

     Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in the first quarter of 1997 and in 1996. Gross margins from these sales of are lower than on natural products and supermarket sales. As part of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. During the three months ended March 31, 1997, Gaiam purchased approximately $309,000 of product under the terms of the Supply Agreement, of which
approximately $258,000 is applicable towards the minimum.   As of
March 31, 1997, Gaiam has purchased approximately $2,497,000 of product under the Supply Agreement, of which approximately $2,079,000 is applicable toward the minimum, leaving a balance to purchase of approximately $421,000. The Company anticipates that Gaiam will fulfill its obligations under the Supply Agreement at some point in the second or third quarter of 1997.

     The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996,
covering the period from February 1, 1996 to December 31, 1996.   During
the first three months of 1996, the Company was reimbursed approximately $32,000 under these agreements. The Reimbursement Agreement terminated at the end of 1996. The Company was reimbursed for approximately $109,000 of expenses during the year ended December 31, 1996. As a result of the termination of these agreements, the Company will absorb these expenses for the year ended December 31, 1997. This will, however, allow Jeffrey Hollender, the Company's President and CEO, to devote 100% of his time to the Company's wholesale business.

     The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam has paid the Company an initial license fee of $200,000 and must pay an annual license fee of $100,000, commencing May 24, 1997, if it continues to use the rights. Gaiam is currently testing an alternative name on the mail order catalog it purchased from the Company and may choose at any time to discontinue use of the Seventh Generation(r) name. During the first three months of 1996, $12,500 of licensing revenue was recognized.

     The Company and Gaiam are currently discussing the possible termination of the Licensing Agreement and the alteration of the Supply Agreement. Gaiam's obligation to purchase product at a 20% markup will terminate in the second or third quarter of 1997 (which is when the Company believes Gaiam will fulfill its obligations under the Supply Agreement). The outcome of these discussions is uncertain at this date.

     If Gaiam reduces or terminates product purchases, the Company's rate of increase in revenues is likely to slow. However, the Company may experience increased gross margins since the Company sells product to Gaiam at lower prices than to other customers. The Company cannot predict the net impact its relationship with Gaiam will have on the Company's results from operations.

Summary

     Sales during the first three months of 1997 increased $251,561, or 19.1% to $1,570,165, compared to $1,318,604 during the first three months of 1996. Gross profit was $480,838, or 30.6% of sales, compared to $426,667, or 32.4% of sales during 1996. Operating expenses decreased 4.2% as a percentage of sales to 34.4% of sales during the first three months of 1997, compared to 38.6% of sales in 1996. The net loss for the three months ended March 31, 1997 was $73,014, compared to $75,603 in the first three months of 1996, a decrease of $2,589. Included in the net loss for the first three months of 1996 is $12,500 in licensing revenue and approximately $32,000 in reimbursements from Gaiam.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through equity and debt financing and by the extension of credit from its suppliers. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,442,170 in accumulated deficits through March 31, 1997.

     On May 24, 1995, the Company sold the assets of the Catalog to Gaiam.
The infusion of cash from the sale, the payments received under the associated Supply, Operating (subsequently re-named the "Reimbursement Agreement"), and Licensing Agreements, the elimination of the catalog operating losses, and the discontinued need for capital resources necessary to fund catalog marketing costs and inventories, are all significant factors in improving the liquidity of the Company. The catalog asset sale provided the Company immediate liquidity and has allowed the Company, through the Supply Agreement, to continue to market its brand name products in the Seventh Generation(r) mail order catalog, while reducing the operating loss exposure and capital requirements which had been a continual drain on the Company's resources. Furthermore, the sale of the catalog has allowed the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural products industry, regional supermarkets, other mail order catalogs, and new channels of distribution.

     The Company and Gaiam are currently discussing the possible termination of the Licensing Agreement and the alteration of the Supply Agreement. Gaiam's obligation to purchase product at a 20% markup will terminate in the second or third quarter of 1997 (which is when the Company believes Gaiam will fulfill its obligations under the Supply Agreement). The outcome of these discussions is uncertain at this date.

     If Gaiam reduces or terminates product purchases, the Company's rate of increase in revenues is likely to slow, and may even decline. However, the Company may experience increased gross margins since the Company sells product to Gaiam at lower prices than to other customers. The Company cannot predict the net impact its relationship with Gaiam will have on the Company's liquidity.

     The Company's sales strategy is to focus primarily on the natural products industry and, secondarily, on sales to select supermarkets, mail order catalogs, and other new distribution channels that the Company is exploring without having to materially increase its operating costs, including the "Learning to Make a Difference"(TM) and "Shop & Care"(TM) programs mentioned above. This approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts that serve customers similar to the Company's current account base. This has helped to reduce operating expenses and losses as a percentage of sales.

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

     The Company incurred during 1996 and the first quarter of 1997, and expects to continue to incur during the remainder of 1997, expenditures to
support the expansion of its wholesale distribution business.   At a minimum,
the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to trade and consumer marketing, package design, and the development of the "Learning to Make a Difference"(TM) and "Shop & Care"(TM) programs. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.

     During the three months ended March 31, 1997, the Company used approximately $368,000 of its available cash balances. The Company used
approximately $264,000 as accounts receivable expanded.   The Company used
approximately $58,000 to increase its inventories.  Additionally, the Company
has increased its accounts payable by approximately $69,000.   As of
March 31, 1997, the Company's primary sources of liquidity were approximately $365,000 in cash, approximately $498,000 in marketable securities, and approximately $744,000 in accounts receivable. During the first quarter of 1997, the Company invested approximately $498,000 of its cash in short-term marketable securities.

     The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first three months of 1997, collectively accounting for 48.1% of the Company's sales. The loss of any of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to the relationship the Company maintains with them, could affect the Company's liquidity.

     As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the three months ended March 31, 1997, the Company's net loss was $73,014, compared to $75,603 in 1996, a decrease of $2,589. The decline in reimbursements under the Reimbursement Agreement was approximately $32,000. Since the Company will not receive further reimbursements, the Company will need to absorb these costs during future periods.

     While the Company did not reach operating levels during the first three months of 1997 to allow it to be profitable, management believes that it has taken the steps necessary to control losses while building the business.
Prior to 1996, the Company experienced liquidity problems from time to time, which resulted in insufficient resources to pay its creditors within terms.
The sale of the catalog assets to Gaiam, Gaiam's assumption of certain liabilities, and the significant reduction in operating loss have significantly improved the Company's liquidity. The Company is current in all of its obligations. The Company's working capital as of March 31, 1997 was approximately $979,000, and the current ratio (current assets/current liabilities) was 1.9 to 1. The Company believes that the cash infusion from the Catalog sale, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis at least into the first quarter of 1998. The Company's longer-term liquidity will depend on the Company's ability to generate profits from operations and to refinance its existing indebtedness and obtain refinancing.

     The Company repaid $180,000 in subordinated convertible debentures in February of 1996. On December 18, 1996, the holder of an outstanding convertible debenture, with a principal balance of $100,000, agreed to extend the due date to February 29, 2002. In February 1998, $620,000 of debentures are scheduled to come due, with an additional $100,000 due in November of 1998. The Company is exploring alternatives for extending or refinancing these debentures. The Company's success in these matters is likely to affect the Company's results from operations and liquidity in 1998. The Company's inability to extend the due dates of these debentures or replace them with alternate financing would adversely effect the Company's liquidity. There is no assurance that the Company will be able to arrange alternate financing.

     The Financial Accounting Standards Board has recently issued
Statement of Accounting Standards No. 128 - "Earnings Per Share."
This new statement, which is effective for financial statements issued for periods ending after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the "primary" EPS requirements with a "basic" EPS computation based upon weighted-average shares outstanding. This new standard requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted
EPS computation. Management has not yet made a determination of the impact, if any, that the adoption of this standard would have on the consolidated financial statements.

     The Company faced a number of significant challenges prior to 1996. The sale of the Catalog assets to Gaiam, however, has allowed the Company to eliminate the losses from its catalog business and put the Company in a significantly improved liquidity position. Management believes the Company has positioned itself to control its losses and continue the expansion of its revenue base in order to achieve profitability, while pursuing its mission of making Seventh Generation(r) the leading brand of environmentally friendly household products.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	Not applicable.


ITEM 2. CHANGES IN SECURITIES

	Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

	Not applicable.


ITEM 5. OTHER INFORMATION

	Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

	(a)     The following documents are filed as a part of this Report:


EXHIBITS:

Exhibit #       Description

   (11)         Statement re: Computation of Loss Per Share

   (27)         Financial Data Schedule


	(b)     Reports on Form 8-K:

   No reports on Form 8-K were filed during the quarter ended March 31, 1997.


 SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				       SEVENTH GENERATION,  INC.



Date:   May 14, 1997      By:     /s/Jeffrey A. Hollender
				     Jeffrey A. Hollender
				     President and Chief Executive Officer
				     (Principal Executive & Financial Officer)

INDEX TO EXHIBITS


						    Sequentially
Exhibit Number                                      Numbered Page

	11                                               18

	27                                               20

Exhibit 11

Exhibit 11


SEVENTH GENERATION, INC.
Calculation of Shares Used In Determining Net Loss Per Common Share


					    Three Months Ended March 31,
						  1997          1996
Weighted Average Shares Outstanding
During the Period                              2,428,791     2,428,791