Form 10QSB
period 1997-06-30
SEVENTH GENERATION INC
filed 1997-08-04
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
					   WASHINGTON, D.C. 20549

						   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock, $.000333 par value, outstanding as of July 31, 1997 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of July 31, 1997 was 1,562,994.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]


TOTAL NUMBER OF PAGES:  22                EXHIBIT INDEX APPEARS ON PAGE:  18

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEVENTH GENERATION, INC.
CONSOLIDATED  BALANCE SHEETS
June 30, 1997 and December 31, 1996



ASSETS
                                   											     June 30,       December 31,
										                                         		1997            1996
											                                       (Unaudited)
Current assets:
  Cash and cash equivalents                       $   304,833     $  1,233,006
  Short-term marketable securities                    504,965
  Accounts receivable-trade, net of allowance
     for doubtful accounts of $18,703
     at March 31, 1997 and
     $20,191 at December 31, 1996                     879,901          480,568
  Accounts receivable-other                             2,285            3,868
  Inventories                                         276,794          234,349
  Other  assets                                        80,227          153,117
											                                       -----------     ------------
     Total current assets                           2,049,005        2,104,908
											                                       -----------     ------------
Equipment:
  Computer equipment                                   56,935           45,636
  Office equipment and furniture                       33,863           32,648
										                                     	  -----------     ------------
											                                            90,798           78,284
  Less accumulated depreciation and amortization       60,488           54,926
											                                       -----------     ------------
     Equipment, net                                    30,310           23,358
                                     											  -----------     ------------

  Deposits and other assets                            12,089           11,427
		                                     									  -----------      -----------

     Total assets                                 $ 2,091,404      $ 2,139,693
                                     											  ===========      ===========



See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED  BALANCE SHEETS
June 30, 1997 and December 31, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY

                                          						   June 30,      December 31,
                                          						     1997              1996
                                          						  (Unaudited)
Current liabilities:
  Current installments of subordinated
  convertible debentures                          $   620,000     $
  Accounts payable-trade                              268,325          234,499
  Other accrued expenses                              206,142          188,918
                                          						  -----------     ------------
     Total current liabilities                      1,094,467          423,417

Long-term debt:
  Subordinated convertible debentures,
     excluding current installments                   200,000          820,000
                                          						  -----------     ------------
     Total liabilities                              1,294,467        1,243,417
                                          						  -----------     ------------


Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.001 par value;
  2,500,000 shares authorized; none issued

  Common stock-$.000333 par value;
  15,000,000 shares authorized; 2,428,791
  shares issued and outstanding in
  1997 and 1996                                           809              809

  Additional paid-in capital                       12,264,623       12,264,623
  Accumulated deficit                             (11,468,495)     (11,369,156)
                                          						  -----------     ------------
     Total stockholders' equity                       796,937          896,276
                                          						  -----------     ------------

Total liabilities and stockholders' equity        $ 2,091,404     $  2,139,693
                                          						  ===========     ============

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED  STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                         						    For the Three Months Ended
						                                              June 30,        June 30,
                                          						      1997             1996
	                                          					   (Unaudited)     (Unaudited)

Sales                                             $ 1,693,035      $ 1,240,013
Cost of sales                                       1,182,286          943,573
                                          						  -----------     ------------
Gross profit                                          510,749          296,440
Other operating income                                100,000
                                          						  -----------     ------------
                                          						      610,749          296,440
Operating expenses:                               -----------     ------------

   Selling and marketing expenses                     312,894          222,677
   Operations and distribution expenses               116,194           88,050
   General and administrative expenses                198,363          144,080
                                          						  -----------     ------------
	Total operating expenses                             627,451          454,807
                                          						  -----------     ------------
Other income (expense):
   Interest income                                     11,557           13,668
   Interest expense                                   (20,942)         (20,989)
   Other                                                 (238)            (239)
                                          						  -----------     ------------
	Total other expense, net                              (9,623)          (7,560)
                                          						  -----------     ------------

Net loss                                          $   (26,325)    $   (165,927)
                                          						  ===========     ============

Loss per common share:                            $     (0.01)    $      (0.07)

Weighted average shares outstanding
   during the period                                2,428,791        2,428,791

		   See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     For the Six Months Ended
                                                      June 30,      June 30,
                                                        1997          1996
                                                    (Unaudited)    (Unaudited)

Sales                                               $ 3,263,200    $ 2,558,617
Cost of sales                                         2,271,613      1,835,510
                                                    -----------    -----------
Gross profit                                            991,587        723,107
Other operating income                                  100,000         12,500
                                                    -----------    -----------
                                                      1,091,587        735,607
                                                    -----------    -----------
Operating expenses:
   Selling and marketing expenses                       584,253        443,425
   Operations and distribution expenses                 221,033        208,705
   General and administrative expenses                  361,602        312,138
                                                    -----------    -----------
  Total operating expenses                            1,166,888        964,268
                                                    -----------    -----------
Other income (expense):
   Interest income                                       18,093         32,265
   Interest expense                                     (41,655)       (44,658)
   Other                                                   (476)          (476)
                                                    -----------    -----------
  Total other expense, net                              (24,038)       (12,869)
                                                    -----------    -----------
Net loss                                                (99,339)      (241,530)
                                                    ===========    ===========

Loss per common share                               $     (0.04)   $     (0.10)

Weighted average shares outstanding during
the period                                            2,428,791      2,428,791

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED  STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED  JUNE 30, 1997 AND 1996

                                          						     For the Six Months Ended
                                           						    June 30,        June 30,
                                           						      1997            1996
                                          						   (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                      $    (99,339)      $ (241,530)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                        5,562            4,940
   Provision for doubtful accounts                        500           15,010
   Gain on short-term securities                       (4,965)

Changes in assets and liabilities:
   Increase in accounts receivable-trade             (399,833)         (28,644)
   Decrease (increase) in accounts receivable-other     1,583           11,705
   Increase in inventories                            (42,445)         (78,366)
   Decrease (increase) in other assets                 72,890            4,214
   Increase in deposits and other assets                 (662)          (1,724)
   Increase in accounts payable-trade                  33,826           13,248
   Increase (decrease) in accrued expenses             17,224           76,192
   (Decrease) in deferred income                                       (12,500)
                                          						  -----------     ------------
Net cash used in operating activities                (415,659)        (237,455)
                                          						  -----------     ------------
Cash flows from investing activities:
   Purchase of short-term securities                 (500,000)
   Purchases of equipment                             (12,514)          (3,726)
                                          						  -----------     ------------
Net cash used in investing activities                (512,514)          (3,726)
                                          						  -----------     ------------
Cash flows from financing activities:
   Principal payments on subordinated
    convertible debentures                                            (180,000)
                                          						  -----------     ------------
Net cash used in financing activities                       0         (180,000)
                                          						  -----------     ------------
Net decrease in cash and cash equivalents            (928,173)        (421,181)
Cash and cash equivalents, beginning of period      1,233,006        1,609,476
                                          						  -----------     ------------
Cash and cash equivalents, end of period          $   304,833     $  1,188,295
                                          						  ===========     ============

	       See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
June 30, 1997 and 1996

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

	In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

	Net (Loss) Income Per Common Share.
 Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for the three months ended June 30, 1997 and 1996 or for the six months ended June 30, 1997 and 1996 and thus did not affect net (loss) income per common share in the respective periods.

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

	The Company also entered into Licensing, Operating (subsequently re-named the
"Reimbursement Agreement") and Supply Agreements with Gaiam. Under the Licensing
Agreement, Gaiam operates a catalog using the Seventh Generation(r) name in consideration for which Gaiam paid the Company a fee of $200,000, of which
$12,500 was recognized in 1996 and $187,500 in 1995 as other operating income.
The Licensing Agreement also requires Gaiam to pay an annual non-refundable licensing fee of $100,000 commencing on May 24, 1997 if Gaiam continues to use the Seventh Generation(r) name, which the Company received on June 4, 1997. This licensing fee requires no further performance by the Company and has been received in full.  Gaiam has announced that it plans to change the name on the mail order catalog it purchased from the Company to "Harmony" and may choose at any time to discontinue use of the Seventh Generation(r) name.  Accordingly, the
Company does not anticipate any further renewals of this Agreement.

	Pursuant to the Reimbursement Agreement, the Company's President and his assistant assisted Gaiam with the operation of its catalog, and certain office equipment expenses had been shared between the two companies. The original Operating Agreement expired on January 31, 1996. A new Agreement of more limited scope was signed on April 11, 1996, covering the period from February
1, 1996 to December 31, 1996. During the three months ended June 30, 1996, the Company was reimbursed for approximately $24,000 of expenses. During the six months ended June 30, 1996, the Company was reimbursed for approximately $56,000 of expenses. The Reimbursement Agreement terminated at the end of 1996.

	Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in the first six months of 1997 and in 1996. Gross margins from these sales are lower than on natural products and supermarket sales.  Under a provision of the Supply Agreement, Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus
20%.  After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. During the three months ended June 30, 1997, Gaiam purchased approximately $340,000 of product under the terms of the Supply Agreement, of which approximately $283,000 is applicable towards the minimum. Sales to other customers for the three months ended June 30, 1997 were approximately $1,353,000, yielding approximately
$454,000 in gross profit (33.5%).  During the three months ended June 30, 1996, sales to Gaiam were approximately $392,000.  Sales to other customers were approximately $848,000.  During the six months ended June 30, 1997,
Gaiam purchased approximately $649,000 of product under the terms of the Supply
Agreement, of which approximately $540,000 is applicable towards the minimum.
Sales to other customers for the six months ended June 30, 1997 were approximately  $2,614,000, yielding approximately $883,000 in gross profit
(33.8%).  During the six months ended June 30, 1996, sale to Gaiam were approximately $666,000.  Sales to other customers for the six months ended June
30, 1996 were approximately $1,892,000.  As of June 30, 1997, Gaiam has purchased approximately $2,837,000 of product under the Supply Agreement, of which approximately $2,362,000 is applicable toward the minimum, leaving a balance to purchase of approximately $138,000.  The Company anticipates that
Gaiam will fulfill its obligations under the Supply Agreement at some point in the third quarter of 1997.

4.  SUBORDINATED CONVERTIBLE DEBENTURES
						June 30, 1997   December 31, 1996
Subordinated convertible debentures
consist of the following:

10% subordinated convertible debentures,
unsecured, due February 28, 1998,
convertible at a price per
common share of $6.67                                 $620,000        $620,000

10% subordinated convertible debentures,
unsecured, due November 30, 1998,
convertible at a price per
common share of $6.67                                  100,000         100,000

12% subordinated convertible debentures, unsecured,
due February 28, 2002, convertible at a price per
common share of $6.67                                  100,000         100,000
						     ---------       ---------
Total subordinated convertible debentures              820,000         820,000
Less current installments                             (620,000)              0
						     ---------       ---------
Subordinated convertible debentures,
less current installments                            $ 200,000       $ 820,000
						     =========       =========
	During 1996, the holder of a $100,000 subordinated convertible debenture due
February 28, 1997 agreed to extend the due date of that debenture to February
28, 2002.

	During 1995, the holders of $240,000 in subordinated convertible debentures due February 28, 1995 agreed to extend the due dates for $180,000 of those debentures to February 28, 1996.  The $180,000 was paid with accrued interest in February 1996.

	The number of shares of common stock reserved for the potential conversion of these debentures was 122,940 at June 30, 1997 and December 31, 1996.

5.  COMMITMENTS AND CONTINGENCIES

	Uncertainties:

	The Company has historically incurred losses from operations, which have resulted, in part, from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of wholesale distributors, including Gaiam, the purchaser of the Seventh Generation catalog. If the number of distributors was reduced or any of the Company's principal customers do not meet their commitments, the Company may not have adequate liquidity.

	From time to time, the Company is engaged in various types of disputes concerning trademark issues, product performance and liability issues, and other matters in the ordinary course of business.

	Contractual Obligation:

	The Company's contractual relationship under the Supply Agreement with Gaiam, the purchaser of the catalog, will change.  Gaiam's obligation to purchase product at a 20% markup will change to cost plus a 5% markup in the third quarter of 1997 (which is when the Company believes Gaiam will fulfill its obligations under the Supply Agreement), which will reduce the Company's sales and contribution margin from Gaiam.

6.  NEW ACCOUNTING STANDARD

	Statement of Accounting Standards No. 128 - "Earnings Per Share" Effective December 15, 1997, the Company is required to adopt Financial
Accounting Standard No. 128, "Earnings per Share." This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When loss per common share is calculated in accordance with this Standard, for the three and six months ended June 30, 1997 and 1996, basic and diluted loss per common share do not significantly differ from reported amounts.





Item 2.   Management's Discussion and Analysis of Financial Condition
	    And Results of Operations
Overview

	With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with and purchasing patterns of the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, product demand, ability to enforce trademarks, and other unforeseen risks and uncertainties.

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

	Seventh Generation(r) brand name products are available in natural products retail stores.  In the first six months of 1997, the Company's sales to the natural products industry grew in comparison to sales in the first six months of 1996 as a result of continued market penetration, increased consumer promotions, and new product introductions.  The Company plans to continue its efforts to introduce new products and expand distribution in the natural products industry.

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

Results of Operations:
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Operations

	Sales to the natural products industry, supermarkets, Gaiam, and other customers increased $453,022, or 36.5%, during the three months ended June 30, 1997 to $1,693,035, compared to $1,240,013 during the three months ended June 30, 1996. This favorable performance was due primarily to the continued growth of sales to the natural products industry and the growth of sales to other customers.

	Gross profit was $510,749, compared to $296,440 during 1996, an increase of
$214,309, or 72.3%. Gross profits increased to 30.2% as a percentage of sales in the 1997 period, compared to 23.9% in 1996, due primarily to the changing mix of sales.

	Operating expenses increased 0.4% as a percentage of sales from 36.7% of sales in the 1996 period to 37.1% of sales for the 1997 period.  Operating expenses were $627,451 in the three months ended June 30, 1997 compared to $454,807 during 1996.  The additional expenditures were due primarily to additional variable selling and marketing expenses and increased general and administrative expenses.  Sales and marketing expenses were 18.5% of sales in the three months ended June 30, 1997 and 18.0% of sales in 1996.  Operations and distribution expenses increased to $116,194 from $88,050 in the 1996 period.  This increase was due primarily to an increase in outbound freight costs, which increase with higher sales volume.  General and administrative expenses were 11.7% of sales, compared to 11.6% in the 1996 period.

	The net loss in 1997 was $26,325, compared to $165,927 in 1996, a decrease of
$139,602.  The decrease is a result, in part, by the receipt of a $100,000 non-refundable licensing fee for the use of the Seventh Generation(r) name on the Gaiam mail order catalog and increased sales volume.  This licensing fee requires no further performance by the Company and has been received in full.
The decrease in net loss was also achieved despite a decrease of approximately
$24,000 in reimbursements from Gaiam under the Reimbursement Agreement and the increased operating expenses listed above.  Net interest expense increased in
1997 as a result of a lower rate of return realized on investments in 1997 and a lower amount of cash available for investment.

Transactions with Gaiam

	Pursuant to a Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. These sales increased the Company's wholesale sales in the first quarter of 1997 and in 1996. Gross margins from these sales of 16.7% are lower than on sales to the natural products industry and supermarkets. As part of the Supply Agreement,
Gaiam is obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus
20%.  After Gaiam has purchased this minimum amount of product, the Company is required to sell additional product to Gaiam at cost plus 5%. During the three months ended June 30, 1997, Gaiam purchased approximately $340,000 of product under the terms of the Supply Agreement, of which approximately $283,000 is
applicable towards the minimum.   As of June 30, 1997, Gaiam has purchased
approximately $2,837,000 of product under the Supply Agreement, of which approximately $2,362,000 is applicable toward the minimum, leaving a balance to purchase of approximately $138,000.  The Company anticipates that Gaiam will fulfill its obligations under the Supply Agreement at some point in the third quarter of 1997.

	The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996, covering the period
from February 1, 1996 to December 31, 1996.   During the three months ended
June 30, 1996, the Company was reimbursed approximately $24,000 under these agreements. The Reimbursement Agreement terminated at the end of 1996. The Company was reimbursed for approximately $109,000 of expenses during the year ended December 31, 1996. As a result of the termination of these agreements, the Company will incur approximately $109,000 in additional expenses for the year ended December 31, 1997. This will, however, allow Jeffrey Hollender, the Company's President and CEO, to devote 100% of his time to the Company's wholesale business.

	The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh
Generation(r) trademark in connection with a consumer mail order catalog.  Gaiam has paid the Company an initial license fee of $200,000 and an annual license fee of $100,000 for continued use of the rights through May 23, 1998. Gaiam has announced that it plans to change the name on its mail order catalog to
"Harmony" and may choose at any time to discontinue use of the Seventh
Generation(r) name.  Accordingly, the Company does not anticipate any further renewals of this Agreement.  No licensing revenue was recognized during the three months ended June 30, 1996.

	If Gaiam reduces or terminates product purchases, the Company's rate of increase in revenues is likely to slow. However, the Company may experience increased gross margins since the Company sells product to Gaiam at lower prices than to other customers. If Gaiam continues to purchase product at the same rate or increases its purchases, the Company may experience decreased gross margin as a percentage of sales since the Company will sell product to Gaiam at cost plus a 5% markup. The Company cannot predict the net impact its relationship with Gaiam will have on the Company's results from operations.

Summary

	Sales during the three months ended June 30, 1997 increased $453,022, or 36.5%
to $1,693,035, compared to $1,240,013 during the 1996.  Gross profit was
$510,749, or 30.2% of sales, compared to $296,440, or 23.9% of sales during the same period in 1996.  Operating expenses increased 0.4% as a percentage of sales to 37.1% of sales, compared to 36.7% of sales in 1996.  The net loss for the three months ended June 30, 1997 was $26,325, compared to $165,927 in
1996, a decrease of $139,602, although the Company received $100,000 in licensing revenue in the 1997 period.  Included as a reduction in expenses during the 1996 period is approximately $24,000 in reimbursements from Gaiam.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Operations

	Sales to natural products accounts, supermarkets, Gaiam, and other customers increased $704,583, or 27.5%, during the six months ended June 30, 1997 to
$3,263,200, compared to $2,558,617 during the six months ended June 30, 1996.
This favorable performance was due primarily to the continued growth of sales to the natural products industry and the growth of sales to other customers.

	Gross profit was $991,587, compared to $723,107 during 1996, an increase of
$268,480, or 37.1%. Gross profits increased to 30.4% as a percentage of sales in the 1997 period, compared to 28.3% in 1996, due primarily to the changing mix of sales.

	Operating expenses decreased 1.9% as a percentage of sales from 37.7% of sales in the 1996 period to 35.8% of sales for the 1997 period.  Operating expenses were $1,166,888 in the six months ended June 30, 1997 compared to $964,268 during 1996.  While operating expenses declined as a percentage of sales, the additional expenditures were due primarily to additional variable selling and marketing expenses, variable freight costs, and a reduction in reimbursements from Gaiam.  Sales and marketing expenses were 17.9% of sales in the first six months of 1997 and 17.3% of sales in 1996.  Operations and distribution expenses were 6.8% of sales in the first six months of 1997, compared to 8.2%
of sales in 1996.  This improvement can primarily be attributed to the growth in sales during the 1997 period.  General and administrative expenses were
11.1% of sales, compared to 12.2% in the 1996 period.  This favorable performance can be primarily attributed to reductions in bad debt expense and in legal fees as well as the aforementioned increase in sales.  Included as a reduction in operating expenses during 1996 is the effect of reimbursement by
Gaiam to the Company of approximately $56,000 under the Reimbursement Agreement described below.

	The net loss in 1997 was $99,339, compared to $241,530 in 1996, a decrease of
$142,191.  The decrease was the result, in part, of an increase in licensing revenue of $87,500 for the use of the Seventh Generation(r) name on the Gaiam mail order catalog (despite a decrease of approximately $56,000 in reimbursements from Gaiam under the Operating and Reimbursement Agreements)
and the increased operating expenses listed above.  Interest expense decreased in 1997 as a result of the repayment of $180,000 in subordinated convertible debentures in February of 1996.  Interest income declined as a result of lower cash reserves and a lower rate of return realized on investments in 1997.

Transactions with Gaiam

	During the six months ended June 30, 1997, Gaiam purchased approximately $649,000 of product under the terms of the Supply Agreement, of which approximately $541,000 is applicable towards the minimum. The Company anticipates that Gaiam will fulfill its obligations under the Supply Agreement at some point in the third quarter of 1997.

	During the first six months of 1996, the Company was reimbursed approximately
$56,000 under the Operating and Reimbursement agreements. The Operating
Agreement terminated on January 31, 1996.  The Reimbursement Agreement terminated at the end of 1996.

	During the first six months of 1997, $100,000 of non-recurring licensing revenue was recognized as compared to $12,500 in the 1996 period.

	If Gaiam reduces or terminates product purchases, the Company's rate of increase in revenues is likely to slow. However, the Company may experience increased gross margins since the Company sells product to Gaiam at lower prices than to other customers. If Gaiam continues to purchase product at the same rate or increases its purchases, the Company may experience decreased gross margin as a percentage of sales since the Company will sell product to Gaiam at cost plus a 5% markup. The Company cannot predict the net impact its relationship with Gaiam will have on the Company's future results from operations.

Summary

	Sales during the first six months of 1997 increased $704,583, or 27.5% to $3,263,200, compared to $2,558,617 during the first six months of 1996. Gross profit was $991,587, or 30.4% of sales, compared to $723,107, or 28.3% of sales during 1996. Operating expenses decreased 1.9% as a percentage of sales to 35.8% of sales during the first six months of 1997, compared to 37.7% of sales in 1996. The net loss for the six months ended June 30, 1997 was $99,339, compared to $241,530 in the first six months of 1996, a decrease of $142,191. Included in the net loss for the first six months of 1997 is $100,000 in non-recurring licensing revenue, compared to $12,500 in 1996. Included as a reduction in expenses during the first six months of 1996 is approximately $56,000 in reimbursements from Gaiam.


Liquidity and Capital Resources

	The Company has historically financed its operations through equity and debt financing and by the extension of credit from its suppliers.  During its history, the Company has raised $12,265,432 in equity investments, while generating $11,468,494 in accumulated deficits through June 30, 1997.

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

	While the Company and Gaiam have discussed the possible termination of the Licensing Agreement and the alteration of the Supply Agreement, Gaiam elected to renew the Licensing Agreement through May 23, 1998. Gaiam has announced that it plans to change the name on its mail order catalog to "Harmony" and may choose at any time to discontinue use of the Seventh Generation(r) name.
This will not affect the $100,000 in non-refundable licensing revenue received in 1997. In this event, the Company would not receive the $100,000 fee in 1998, adversely affecting the Company's liquidity. Gaiam's obligation to purchase product at a 20% markup will terminate in the third quarter of 1997 (which is when the Company believes Gaiam will fulfill its obligations under the Supply Agreement) which reduce the Company's gross margin percentage in the future.

	If Gaiam reduces or terminates product purchases, the Company's rate of increase in revenues is likely to slow, and may even decline. However, the Company may experience increased gross margins since the Company sells product to Gaiam at lower prices than to other customers. If Gaiam continues to purchase product at the same rate or increases its purchases, the Company may experience decreased gross margin as a percentage of sales since the Company will sell product to Gaiam at cost plus a 5% markup. The Company cannot predict the net impact its relationship with Gaiam will have on the Company's liquidity or its results from operations.

	The Company's sales strategy is to focus primarily on the natural products industry and, secondarily, on sales to select supermarkets, mail order catalogs, and other new distribution channels that the Company is exploring without having to materially increase its operating costs, including the "Learning to Make a Difference"(TM) and "Shop & Care" (TM) programs mentioned above. This approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts that serve customers similar to the Company's current account base. This has helped to reduce operating expenses and losses as a percentage of sales.

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

	The Company incurred during 1996 and the first six months of 1997, and expects to continue to incur during the remainder of 1997, expenditures to support the
expansion of its wholesale distribution business.   At a minimum, the Company
will need to purchase additional inventory and incur additional marketing expenses.  The Company will also incur expenditures relating to trade and consumer marketing and research, new product development,  package design, and the development of the "Learning to Make a Difference"(TM) and "Shop &
Care"(TM) programs.  If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.

	During the six months ended June 30, 1997, the Company used approximately $428,000 of its available cash balances. The Company used approximately
$400,000 as accounts receivable expanded with the increase in sales.   The
Company used approximately $42,000 of cash to increase its inventories. Additionally, the Company has increased its accounts payable by approximately
$51,000.   As of June 30, 1997, the Company's primary sources of liquidity were approximately $305,000 in cash, approximately $505,000 in marketable securities, and approximately $880,000 in accounts receivable. During the first six months of 1997, the Company invested approximately $505,000 of its cash in short-term marketable securities.

	The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first six months of 1997, collectively accounting for 50.0% of the Company's sales.
The loss of any of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to the relationship the Company maintains with them, could affect the Company's liquidity.

	As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the six months ended June 30, 1997, the Company's net loss was $99,339, compared to $241,530 in 1996, a decrease of $142,191. In the 1997 period, licensing revenue of increased $87,500, while the decline in reimbursements under the Reimbursement Agreement, was approximately $56,000. The Company may not receive any further licensing revenue and will not receive reimbursements in the future.

	While the Company did not reach operating levels during the first six months of
1997 to allow it to be profitable, management believes that it has taken the steps necessary to control losses while building the business.  Prior to 1996, the Company experienced liquidity problems from time to time, which resulted in insufficient resources to pay its creditors within terms.  The sale of the catalog assets to Gaiam, and Gaiam's assumption of certain liabilities and the significant reduction in operating losses, has significantly improved the
Company's liquidity.  The Company is current in all of its obligations.  The
Company's working capital as of June 30, 1997 was approximately $954,000, and the current ratio (current assets/current liabilities) was 1.9 to 1.  The
Company believes that the cash infusion from the Catalog sale, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis at least into the third quarter of 1998.  The Company's longer-term liquidity will depend on the
Company's ability to generate profits from operations and to refinance its existing indebtedness.

	The Company repaid $180,000 in subordinated convertible debentures in February of 1996.  On December 18, 1996, the holder of an outstanding convertible debenture, with a principal balance of $100,000, agreed to extend the due date to February 29, 2002.  In February 1998, $620,000 of debentures are scheduled to come due, with an additional $100,000 due in November of 1998.  The Company is actively involved in seeking to extend or refinance these debentures as well as raising additional funds.  The Company's success in these matters will affect the Company's results from operations and liquidity in 1998.  The Company's inability to extend the due dates of these debentures or replace them with alternate financing would adversely affect the Company's liquidity.  There is no assurance that the Company will be able to arrange alternate financing.

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

New Accounting Pronouncements

	Statement of Accounting Standards No. 128 - "Earnings Per Share" Effective December 15, 1997, the Company is required to adopt Financial
Accounting Standard No. 128, "Earnings per Share." This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three and six months ended June 30, 1997 and 1996, basic and diluted income/(loss) per common share do not significantly differ from reported amounts.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

	Not applicable.


ITEM 2. CHANGES IN SECURITIES

	Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

		The annual meeting of the Stockholders of SEVENTH GENERATION, INC., a Vermont
corporation, was held on Monday, May 5, 1997 at the Company's offices located at
One Mill Street, Burlington, Vermont for the purpose of electing five members to the Board of Directors to hold office until the next annual meeting of
Stockholders and until their successors are duly elected and qualified.

Board of Directors Election Results:
                                   For             Withheld        Abstentions

Arthur Gray Jr.                 1,961,739            17,700                0
Jeffrey A. Hollender            1,960,889            18,550                0
Sheila Hollender                1,961,889            17,550                0
Joshua Sapan                    1,961,289            18,150                0
Peter Graham                    1,961,289            18,150                0


ITEM 5. OTHER INFORMATION

	Not applicable.




ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

	(a)     The following documents are filed as a part of this Report:


EXHIBITS:

Exhibit #       Description

   (11)         Statement re: Computation of Loss Per Share

   (27)         Financial Data Schedule


	(b)     Reports on Form 8-K:

	No reports on Form 8-K were filed during the quarter ended June 30, 1997.



 SIGNATURES


	In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               							SEVENTH GENERATION,  INC.



Date:   August 4, 1997        By:     /s/  Jeffrey A. Hollender
							                               Jeffrey A. Hollender
                               							President and Chief Executive Officer
                              							(Principal Executive & Financial Officer)



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

	27                                                                       21

Exhibit 11

Exhibit 11


SEVENTH GENERATION, INC.
Calculation of Shares Used In Determining Net Loss Per Common Share


                                         							   Three Months Ended June 30,
                                         							   1997                   1996
Weighted Average Shares Outstanding
During the Period                                2,428,791           2,428,791