Form 10QSB
period 1997-09-30
SEVENTH GENERATION INC
filed 1997-11-13
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number 1-12614


                       SEVENTH GENERATION, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           Vermont                                   03-0300509
-------------------------------         ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)


                     1 Mill Street, Burlington, VT 05401
                   ----------------------------------------
                   (Address of principal executive offices)

                                (802) 658-3773
                          ---------------------------
                          (Issuer's telephone number)

______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

The number of shares of Common Stock, $0.000333 par value, outstanding as of October 31, 1997 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of October 31, 1997 was 1,562,994.

Transitional Small Business Disclosure Format (check one) Yes  [ ]  No  [X]

TOTAL NUMBER OF PAGES:  24                EXHIBIT INDEX APPEARS ON PAGE:  20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SEVENTH GENERATION, INC.
                            CONSOLIDATED  BALANCE SHEETS
                      September 30, 1997 and December 31, 1996

ASSETS
                                                   September 30,   December 31,
                                                      1997           1996
                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                        $   170,606     $  1,233,006
  Short-term marketable securities                    512,821
  Accounts receivable-trade, net of
    allowance for doubtful accounts
    of $19,203 at September 30, 1997
    and $20,191 at December 31, 1996                  817,615          480,568
  Accounts receivable-other                             4,283            3,868
  Inventories                                         309,461          234,349
  Other  assets                                        47,897          153,117
                                                  -----------      -----------
     Total current assets                           1,862,683        2,104,908
                                                  -----------      -----------
Equipment:
  Computer equipment                                   67,729           45,636
  Office equipment and furniture                       33,863           32,648
                                                  -----------      -----------
                                                      101,592           78,284
  Less accumulated depreciation and amortization       64,868           54,926
                                                  -----------      -----------
     Equipment, net                                    36,724           23,358

Cash restricted for debenture refinancing             236,108
Deposits and other assets                              11,567           11,427
                                                  -----------      -----------
     Total assets                                $  2,147,082     $  2,139,693
                                                  ===========      ===========


                    See accompanying notes to financial statements

                              SEVENTH GENERATION, INC.
                            CONSOLIDATED  BALANCE SHEETS
                      September 30, 1997 and December 31, 1996

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   December 31,
                                                       1997           1996
                                                    (Unaudited)
Current liabilities:

  Current installments of subordinated
    convertible debentures                       $    337,500     $
  Accounts payable-trade                              186,036          234,499
  Other accrued expenses                              197,484          188,918
                                                  -----------      -----------
     Total current liabilities                        721,020          423,417

Long-term debt:
  Obligations due under capital leases                  9,000
  Subordinated convertible debentures,
     excluding current installments                   717,500          820,000
                                                  -----------      -----------
     Total liabilities                              1,447,520        1,243,417
                                                  -----------      -----------

Commitments and contingencies

Stockholders' equity:

Preferred stock - $.001 par value; 2,500,000 shares authorized; none issued

Common stock-$.000333 par value; 15,000,000
 shares authorized; 2,428,791 shares issued
 and outstanding in 1997 and 1996                         809              809

Additional paid-in capital                         12,264,623       12,264,623
Accumulated deficit                               (11,565,870)     (11,369,156)
                                                   ----------       ----------
Total stockholders' equity                            699,562          896,276
                                                   ----------       ----------

Total liabilities and stockholders' equity        $ 2,147,082      $ 2,139,693
                                                   ==========       ==========


                    See accompanying notes to financial statements

                              SEVENTH GENERATION, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                   For the Three Months Ended
                                                  September 30,   September 30,
                                                     1997            1996
                                                   (Unaudited)     (Unaudited)

Sales                                              $ 1,564,689     $ 1,322,924
Cost of sales                                        1,095,947         912,427
                                                    ----------      ----------
Gross profit                                           468,742         410,497
Other operating income                                       -               -
                                                    ----------      ----------
                                                       468,742         410,497
                                                    ----------      ----------
Operating expenses:
 Selling and marketing expenses                        251,053         183,871
 Operations and distribution expenses                  116,127          87,160
 General and administrative expenses                   187,444         130,692
                                                    ----------     -----------
Total operating expenses                               554,624         401,723
                                                    ----------     -----------
Other income (expense):
 Interest income                                        13,144          14,535
 Interest expense                                      (24,400)        (21,164)
 Other                                                    (238)           (238)
                                                    ----------     -----------
Total other expense, net                               (11,494)         (6,867)
                                                    ----------     -----------
Net (loss) income                                  $   (97,376)   $      1,907
                                                    ==========     ===========
(Loss) income per common share:                    $     (0.04)   $       0.00

Weighted average shares outstanding during the
 period                                              2,428,791       2,428,791

                    See accompanying notes to financial statements

                              SEVENTH GENERATION, INC.
                       CONSOLIDATED  STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                     1997            1996
                                                   (Unaudited)     (Unaudited)

Sales                                             $ 4,827,890      $ 3,881,541
Cost of sales                                       3,367,560        2,747,937
                                                   ----------       ----------
Gross profit                                        1,460,330        1,133,604
Other operating income                                100,000           12,500
                                                   ----------       ----------
                                                    1,560,330        1,146,104
                                                   ----------       ----------
Operating expenses:

 Selling and marketing expenses                       835,305          627,296
 Operations and distribution expenses                 337,160          295,865
 General and administrative expenses                  549,047          442,830
                                                   ----------       ----------
Total operating expenses                            1,721,512        1,365,991
                                                   ----------       ----------
Other income (expense):
 Interest income                                       31,237           46,800
 Interest expense                                     (66,055)         (65,822)
 Other                                                   (714)            (714)
                                                   ----------       ----------
Total other expense, net                              (35,532)         (19,736)
                                                   ----------       ----------
Net loss                                          $  (196,714)     $  (239,623)
                                                   ==========       ==========
Loss per common share:                            $     (0.08)     $     (0.10)

Weighted average shares outstanding during the
 period                                             2,428,791        2,428,791

                    See accompanying notes to financial statements

                              SEVENTH GENERATION, INC.
                        CONSOLIDATED  STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                    For the Nine Months Ended
                                                  September 30,   September 30,
                                                      1997            1996
                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities:

 Net loss                                           $ (196,714)     $ (239,623)
 Adjustments to reconcile net loss to
  net cash used in operating activities:

 Depreciation and amortization                           9,942           7,197
 Provision for doubtful accounts                          (988)         13,750
 Net gain on short-term securities                     (12,821)

Changes in assets and liabilities:
 Increase in accounts receivable-trade                (336,059)         62,040
 Decrease (increase) in accounts receivable-other         (415)         31,098
 Increase in inventories                               (75,112)          4,291
 Decrease (increase) in other assets                   105,220         (91,193)
 Increase in deposits and other assets                    (140)         (1,151)
 (Decrease) increase in accounts payable-trade         (48,463)       (102,476)
 (Decrease) increase in accrued expenses                 8,566          64,863
 (Decrease) in deferred income                               -         (12,500)
                                                    ----------      ----------
Net cash used in operating activities                 (546,984)       (263,704)
                                                    ----------      ----------
Cash flows from investing activities:
 Purchase of short-term securities                    (500,000)
 Purchases of equipment                                (23,308)         (3,726)
                                                    ----------      ----------
Net cash used in investing activities                 (523,308)         (3,726)
                                                    ----------      ----------
Cash flows from financing activities:
 Obligations due under capital leases                    9,000
 Deposits received on debenture offering               235,000
 Increase in restricted cash
  restricted for debenture payments                   (236,108)
 Principal payments on subordinated
  convertible debentures                                     -        (180,000)
                                                    ----------     -----------
Net cash provided by (used in) financing activities      7,892        (180,000)
                                                    ----------     -----------
Net decrease in cash and cash equivalents           (1,062,400)       (447,430)
Cash and cash equivalents, beginning of period       1,233,006       1,609,476
                                                    ----------     -----------
Cash and cash equivalents, end of period           $   170,606    $  1,162,046
                                                    ==========     ===========

                    See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
September 30, 1997 and 1996

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

    In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

    Net (Loss) Income Per Common Share.
    Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for the three or nine months ended September 30, 1997 and 1996 and thus did not affect net (loss) income per common share in the respective periods.


3.  TRANSACTIONS WITH GAIAM

    In 1995, the Company reached the conclusion that the financial resources necessary to develop both the catalog and wholesale businesses were beyond its means. The Company sold the assets of the catalog business to Gaiam Inc. (Gaiam) on May 24, 1995.

    The Company also entered into Licensing, Operating (subsequently re-named the "Reimbursement Agreement") and Supply Agreements with Gaiam. Under the Licensing Agreement, Gaiam operates a catalog using the Seventh Generation name in consideration for which Gaiam paid the Company a fee of $200,000, of which $12,500 was recognized in 1996 and $187,500 in 1995 as other operating income. The Licensing Agreement also requires Gaiam to pay an annual non-refundable licensing fee of $100,000 commencing on May 24, 1997 if Gaiam continues to use the Seventh Generation name, which the Company received on June 4, 1997. This licensing fee requires no further performance by the Company and has been received in full. Gaiam has announced that it plans to change the name on the mail order catalog it purchased from the Company to "Harmony" and may choose at any time to discontinue use of the Seventh Generation name. The Company does not anticipate any further licensing revenue pursuant to this Agreement.

    Pursuant to the Reimbursement Agreement, the Company's President and his assistant assisted Gaiam with the operation of its catalog, and certain office equipment expenses had been shared between the two companies. The original Operating Agreement expired on January 31, 1996. A new Agreement of more limited scope was signed on April 11, 1996, covering the period from February 1, 1996 to December 31, 1996. During the three and nine months ended September 30, 1996, the Company was reimbursed for approximately $24,000 and $80,000 of expenses, respectively. The Reimbursement Agreement terminated at the end of 1996, thus no reimbursements have been received during 1997.

    Pursuant to a Supply Agreement with Gaiam, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Under a provision of the Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. During the three months ended September 30, 1997, Gaiam purchased approximately $138,000 of product at cost plus 20% under the terms of the Supply Agreement, yielding approximately $165,000 in sales, fulfilling its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended September 30, 1997, Gaiam purchased approximately $133,000 of product at cost plus 5%, yielding sales of approximately $140,000. Gross margin from these sales is approximately 4.8%.

    The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                           Gaiam         Others         Total

 Three months ended September 30, 1997   $305,000     $1,259,000    $1,564,000
   Gross profit percentage                 11.1%          33.7%         30.0%

 Three months ended September 30, 1996   $356,000       $967,000    $1,323,000
   Gross profit percentage                 16.7%          36.3%         31.0%

 Percent change in sales from 1996        -14.3%          30.2%         18.3%

 Nine months ended September 30, 1997    $954,000     $3,874,000    $4,828,000
   Gross profit percentage                 15.0%          34.0%         30.3%

 Nine months ended September 30, 1996  $1,023,000     $2,858,000    $3,881,000
   Gross profit percentage                 16.7%          33.7%         29.2%

 Percent change in sales from 1996         -6.7%          35.5%         24.4%


4.  SUBORDINATED CONVERTIBLE DEBENTURES

                                       	September 30, 1997   December 31, 1996
Subordinated convertible debentures
consist of the following:

Deposits received on 10.85% subordinated
debentures, unsecured, due June 30, 2002        $235,000              $

10% subordinated convertible debentures,
unsecured, due February 28, 1998,
convertible at a price per common share
of $6.67                                         620,000               620,000

10% subordinated convertible debentures,
unsecured, due November 30, 1998,
convertible at a price per common share
of $6.67                                         100,000               100,000

12% subordinated convertible debentures,
unsecured, due February 28, 2002,
convertible at a price per common share
of $6.67                                         100,000               100,000
                                               ---------             ---------
Total subordinated debentures                  1,055,000               820,000
Less current installments                       (337,500)                    0
                                               ---------             ---------
Subordinated debentures,
less current installments                     $  717,500            $  820,000
                                               =========             =========

    During 1997, the Company has undertaken a securities offering to raise a minimum of $500,000 and a maximum of $1,500,000 of privately placed subordinated debentures. As of October 31, 1997, $347,500 of new debentures had been placed ($235,000 of which had been raised as of September 30, 1997, and is classified as cash restricted for debenture refinancing) and holders of $175,000 in existing debentures had signed new debenture agreements, agreeing to participate in the new offering by converting their existing debentures into the new offering. The combined amount of $522,500 ($410,000 as of September 30, 1997) exceeds the $500,000 minimum placement and, accordingly, has been classified as long term debt to reflect management's ability and intent to refinance these debentures due in February, 1998. The new debentures are due June 30, 2002 at an annual rate of interest of 10.85%.

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

    The number of shares of common stock reserved for the potential conversion of these debentures was 122,940 at September 30, 1997 and December 31, 1996.


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

    Contractual Obligation:

    The Company's contractual relationship under the Supply Agreement with Gaiam, the purchaser of the catalog, has changed. Gaiam's obligation to purchase product at a 20% markup changed to cost plus a 5% markup during the third quarter of 1997. This will reduce the Company's sales and contribution margin from Gaiam in the future.

6.  NEW ACCOUNTING STANDARD

    Statement of Accounting Standards No. 128 - "Earnings Per Share" Effective December 15, 1997, the Company is required to adopt Financial
Accounting Standard No. 128, "Earnings per Share." This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When loss per common share is calculated in accordance with this Standard, for the three and nine months ended September 30, 1997 and 1996, basic and diluted loss per common share do not differ from reported amounts.

Item 2.   Management's Discussion and Analysis of Financial Condition
     	    And Results of Operations
Overview
--------
    With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with and purchasing patterns of the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, cost of product, product demand, ability to enforce trademarks, and other unforeseen risks and uncertainties.

    Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation as the leading brand name for safe and environmentally responsible consumer products. The Company believes it is one of the leading marketers of environmentally friendly household products in the United States. The Company sells Seventh Generation brand name products through distributors to natural products stores throughout the United States and in Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast, and the Company sells privately labeled products to a limited number of customers. The Company has recently launched "Learning to Make a Difference"(TM), a new program the Company designed to help elementary and secondary schools raise funds by selling the Company's products. The Company's products are also marketed through the Seventh Generation mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation trademarked name pursuant to a Licensing Agreement further described below.

    Seventh Generation brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 100% recycled plastic, feminine hygiene products, baby wipes, and full-spectrum light bulbs. The Company markets and distributes, but does not manufacture, its products.

    Seventh Generation brand name products are available in natural products retail stores. In the first nine months of 1997, the Company's sales to the natural products industry grew in comparison to sales in the first nine months of 1996 as a result of continued market penetration, increased consumer promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution in the natural products industry.

    In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company's sales efforts are focused primarily on upscale supermarket retailers and their wholesalers.

    The Company plans to continue with its primary focus of expanding distribution in the natural products industry and to continue sales to supermarket chains in the Northeast and West Coast, coupled with brand name product sales to mail order catalogs, primarily the mail order catalog operated by Gaiam. The Company continues to explore other opportunities to expand sales and distribution, including the new "Learning to Make a Difference"(TM) program.

Results of Operations
---------------------
  Three Months Ended September 30, 1997 Compared to
  Three Months Ended September 30, 1996

  Operations
  ----------
    Sales to the natural products industry, Gaiam, and other customers increased $241,765, or 18.3%, during the three months ended September
30, 1997 to $1,564,689, compared to $1,322,924 during the three months ended September 30, 1996. This favorable performance was due primarily to the continued growth of sales to the natural products industry and other customers, excluding Gaiam.

    Gross profit was $468,742, compared to $410,497 during 1996, an increase of $58,245, or 14.2%. Gross profit declined to 30.0% as a percentage of sales in the 1997 period, compared to 31.0% in 1996, primarily due to the changing mix of sales. The Company expects its total gross profit percentage to decrease in the future primarily due to the decrease in markup percentage on products sold to Gaiam.

    Operating expenses were $554,624, or 35.5% of sales in the three months ended September 30, 1997 compared to $401,723, or 30.4% during 1996. The additional expenditures were due primarily to increased variable selling and marketing expenses and expenses related to new product introductions. Sales and marketing expenses were 16.0% of sales in the three months ended
September 30, 1997 and 13.9% of sales in 1996.   The increase was due
primarily to an increase in marketing research and an increase in supermarket marketing expenses. Operations and distribution expenses were $116,127, or 7.4% of sales compared to $87,160, or 6.6% of sales in the 1996 period.
This increase was due primarily to an increase in outbound freight costs, which increase with higher sales volume, and increased warehousing costs, incurred to support a higher level of inventory. General and administrative expenses were $187,444, or 12.0% of sales, compared to $130,692, or 9.9% of sales in the 1996 period. The increase was due, in part, to a reduction in reimbursements from Gaiam of approximately $24,000, additional expenditures for consultants exploring new suppliers and distribution channels, and state taxes paid on behalf of the subsidiary.

    The net loss in 1997 was $97,376, compared to a net income of $1,907 in 1996, an increase of $99,283, reflecting the increased expenses listed above coupled with the reduction in reimbursements from Gaiam.

  Transactions with Gaiam
  -----------------------
    Pursuant to a Supply Agreement with Gaiam, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Under a provision of the Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three year period, beginning May 24, 1995, at cost plus 20%. During the three months ended September 30, 1997, Gaiam purchased approximately $138,000 of product at cost plus 20% under the terms of the Supply Agreement, yielding approximately $165,000 in sales, fulfilling its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended September
30, 1997, Gaiam purchased approximately $133,000 of product at cost plus 5%, yielding sales of approximately $140,000. Gross margin from these sales is approximately 4.8%.

    The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                            Gaiam         Others         Total

 Three months ended September 30, 1997   $305,000     $1,259,000    $1,564,000
   Gross profit percentage                 11.1%          33.7%         30.0%

 Three months ended September 30, 1996   $356,000       $967,000    $1,323,000
   Gross profit percentage                 16.7%          36.3%         31.0%

 Percent change in sales from 1996        -14.3%          30.2%         18.3%

    The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation mail order catalog, and certain office and personnel expenses were shared between the two companies. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996,
covering the period from February 1, 1996 to December 31, 1996.   During the
three months ended September 30, 1996, the Company was reimbursed approximately $24,000 under these agreements. The Reimbursement Agreement terminated at the end of 1996. The Company was reimbursed for approximately $109,000 of expenses during the year ended December 31, 1996. As a result of the termination of these agreements, the Company will incur additional expenses for the year ended December 31, 1997. This has, however, allowed Jeffrey Hollender, the Company's President and CEO, to devote 100% of his time to the Company's wholesale business.

    The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation trademark in connection with a consumer mail order catalog. Gaiam has paid the Company an initial license fee of $200,000 and an annual license fee of $100,000 for continued use of the rights through May 23, 1998. Gaiam has announced that it plans to change the name on its mail order catalog to "Harmony" and may choose at any time to discontinue use of the Seventh Generation name. Accordingly, the Company does not anticipate any further licensing revenue pursuant to this Agreement. No licensing revenue was recognized during the three months ended September 30, 1997 or the three months ended September 30, 1996.


  Summary
  -------
   	Sales during the three months ended September 30, 1997 increased $241,765, or 18.3% to $1,564,689, compared to $1,322,924 during the 1996 period. Gross profit was $468,742, or 30.0% of sales, compared to $410,497, or 31.0% of sales during the same period in 1996. Operating expenses were $554,624, or 35.5% as a percentage of sales, compared to $401,723, or 30.4% of sales in 1996. The net loss for the three months ended September 30, 1997 was $97,376, compared to a net income of $1,907 in 1996, an increase of $99,283. Included as a reduction in expenses during the 1996 period is approximately $24,000 in reimbursements from Gaiam.

  Nine Months Ended September 30, 1997 Compared to
  Nine Months Ended September 30, 1996

  Operations
  ----------
    Sales to natural products accounts, supermarkets, Gaiam, and other customers increased $946,349, or 24.4%, during the nine months ended September 30, 1997 to $4,827,890, compared to $3,881,541 during the nine months ended September 30, 1996. This favorable performance was due primarily to the continued growth of sales to the natural products industry, supermarkets, and private label customers.

    Gross profit was $1,460,330, compared to $1,133,604 during 1996, an increase of $326,726, or 28.8%. Gross profit increased to 30.3% as a percentage of sales in the 1997 period, compared to 29.2% in 1996, due primarily to the changing mix of sales.

    Operating expenses were $1,721,512, or 35.7% as a percentage of sales during the nine months ended September 30, 1997, compared to $1,365,991, or 35.2% of sales in the 1996 period. The increase was due primarily to additional selling and marketing expenses, expenses related to new product introductions, increased freight and warehousing costs, and a reduction in reimbursements from Gaiam. Sales and marketing expenses were 17.3% of sales in the first nine months of 1997 and 16.2% of sales in 1996, reflecting a higher level of promotional spending. Operations and distribution expenses were 7.0% of sales in the first nine months of 1997, compared to 7.6% of sales in 1996, reflecting improved operating efficiency. General and administrative expenses were $549,047 in 1997 and $442,830 in 1996, an increase of $106,217. General and administrative expenses were 11.4% of sales, in both the 1997 and 1996 periods. The increase in expenditure was due primarily to the reduction in reimbursements from Gaiam of approximately $80,000, additional expenditures for consultants exploring new suppliers and distribution channels, and state taxes paid on behalf of the subsidiary. Included as a reduction in operating expenses during 1996 is the effect of reimbursement by Gaiam to the Company of approximately $80,000 under the Reimbursement Agreement described below.

    The net loss in 1997 was $196,714, compared to a net loss of $239,623 in
1996, a decrease of $42,909.   Interest income declined as a result of lower
cash reserves.

  Transactions with Gaiam
  -----------------------
    Pursuant to the Supply Agreement with Gaiam, during the nine months ended September 30, 1997, Gaiam purchased approximately $678,000 of product under the terms of the Supply Agreement at cost plus 20%, yielding approximately $814,000 in sales, fulfilling its obligation to purchase $2,500,000 of brand name products under this agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the nine months ended September 30, 1997, Gaiam purchased approximately $133,000 of product at cost plus 5%, yielding sales of approximately $140,000. Gross margin from these sales is approximately 4.8%.

    The following table summarizes sales to Gaiam and other customers and the corresponding gross margins for the periods indicated. All sales are approximate.

                                            Gaiam        Others          Total

 Nine months ended September 30, 1997    $954,000    $3,874,000     $4,828,000
   Gross profit percentage                 15.0%         34.0%          30.3%

 Nine months ended September 30, 1996  $1,023,000    $2,858,000     $3,881,000
   Gross profit percentage                 16.7%         33.7%          29.2%

 Percent change in sales from 1996         -6.7%         35.5%          24.4%

    During the first nine months of 1996, the Company was reimbursed approximately $80,000 under the Operating and Reimbursement agreements. The Operating Agreement terminated on January 31, 1996. The Reimbursement Agreement terminated at the end of 1996, thus no reimbursements have been received in 1997.

    During the first nine months of 1997, $100,000 of non-recurring licensing revenue was recognized as compared to $12,500 in the 1996 period.


  Summary
  -------
    Sales during the first nine months of 1997 increased $946,349, or 24.4% to $4,827,890, compared to $3,881,541 during the first nine months of 1996, due to increased sales to natural products accounts and other customers, excluding Gaiam. Gross profit was $1,460,330, or 30.3% of sales, compared to $1,133,604, or 29.2% of sales during 1996, increasing primarily due to the changing mix of sales. Operating expenses were $1,721,512, or 35.7% of sales in 1997, compared to $1,365,991, or 35.2% of sales in 1996, increasing due to increased variable trade promotional spending and the elimination of reimbursements from Gaiam. The net loss for the nine months ended September 30, 1997 was $196,714, compared to a loss of $239,623 in the first nine months of 1996, a decrease of $42,909. Included in the net loss for the first nine months of 1997 is $100,000 in non-recurring licensing revenue, compared to $12,500 in 1996. Included as a reduction in expenses during the first nine months of 1996 is approximately $80,000 in reimbursements from Gaiam.


Liquidity and Capital Resources
-------------------------------
    The Company has historically financed its operations through equity and debt financing and by the extension of credit from its suppliers. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,565,870 in accumulated deficits through September 30, 1997.

    On May 24, 1995, the Company sold the assets of the Catalog to Gaiam. The catalog asset sale provided the Company immediate liquidity, while reducing the operating loss exposure and capital requirements which had been a continual drain on the Company's resources. Furthermore, the sale of the catalog has allowed the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural products industry, regional supermarkets, other mail order catalogs, and new channels of distribution.

    While the Company and Gaiam have discussed the possible termination of the Licensing Agreement, Gaiam elected to renew the Licensing Agreement through May 23, 1998. Gaiam has announced that it plans to change the name on its mail order catalog to "Harmony" and may choose at any time to discontinue use of the Seventh Generation name. This will not affect the $100,000 in non-refundable licensing revenue received in 1997. In this event, the Company would not receive any further licensing fees, which may adversely affect the Company's results in comparison to 1997. Gaiam's obligation to purchase product at a 20% markup terminated in the third quarter of 1997 which will reduce the Company's gross margin percentage on sales to Gaiam in the future, and is expected to slow the overall rate of the Company's revenue growth and reduce overall gross margin percentage.

    The Company's sales strategy is to focus primarily on the natural products industry and, secondarily, on sales to select supermarkets, mail order catalogs, a limited number of privately labeled products to a limited number of select customers, and other new distribution channels that the Company is exploring without having to materially increase its operating costs, including the "Learning to Make a Difference"(TM) program mentioned above. This approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts that serve customers similar to the Company's current account base. This has helped to reduce operating expenses and losses as a percentage of sales.

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

    The Company has incurred expenditures to support the expansion of its wholesale distribution business during 1996, the first nine months of 1997, and expects to continue to incur these expenses during the remainder of 1997
and during 1998.   At a minimum, the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to trade and consumer marketing and research, new product development, package design, and the development of the "Learning to Make a Difference"(TM) program. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.

    During the nine months ended September 30, 1997, the Company used approximately $547,000 of its available cash balances through operations. The Company used approximately $336,000 as accounts receivable expanded with the increase in sales. The Company used approximately $75,000 of cash to increase its inventories. Additionally, the Company has decreased its
accounts payable by approximately $49,000.   As of September 30, 1997, the
Company's primary sources of liquidity were approximately $177,000 in cash, approximately $236,000 in restricted cash, approximately $513,000 in marketable securities, and approximately $817,000 in accounts receivable. During the first nine months of 1997, the Company invested approximately $500,000 of its cash in short-term marketable securities.

    The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first nine months of 1997, collectively accounting for 51.5% of the Company's sales. The loss of any of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to their relationship with the Company, could adversely affect the Company's liquidity.

    As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the nine months ended September
30, 1997, the Company's net loss was $196,714, compared to $239,623 in 1996, a decrease of $42,909. In the 1997 period, licensing revenue increased $87,500, while the decline in reimbursements under the Reimbursement Agreement, was approximately $80,000. The Company will not likely receive any further licensing revenue or reimbursements from Gaiam in the future.

    During 1997, the Company has undertaken a debt offering to raise a minimum of $500,000 and a maximum of $1,500,000 of privately placed subordinated debentures. As of October 31, 1997, $347,500 of new debentures had been placed ($235,000 of which had been raised as of September 30, 1997, and is classified as restricted cash in escrow) and holders of $175,000 in existing debentures had signed new agreements, agreeing to participate in the new offering by converting their existing debentures into the new offering. The combined amount of $522,500 ($410,000 as of September 30, 1997) exceeds the $500,000 minimum placement and, accordingly, has been classified as long term debt to reflect management's ability and intent to refinance these debentures due in February, 1998. The new debentures are due June 30, 2002 at an annual rate of interest of 10.85%.

    The Company repaid $180,000 in subordinated convertible debentures in February of 1996. On December 18, 1996, the holder of an outstanding convertible debenture, with a principal balance of $100,000, agreed to extend the due date to February 29, 2002. In February 1998, $620,000 of debentures are scheduled to come due, with an additional $100,000 due in November of 1998. The Company is actively involved in seeking to extend or refinance these debentures as well as raising additional funds. The Company's success in these matters will affect the Company's results from operations and liquidity in 1998. The Company's inability to extend the due dates of these debentures or replace them with new debentures or alternate financing would adversely affect the Company's liquidity.

    While the Company did not reach operating levels during the first nine months of 1997 to allow it to be profitable, management believes that it has taken the steps necessary to control losses while building the business. The Company is current in all of its obligations. The Company's working capital as of September 30, 1997 was approximately $1,142,000, and the current ratio (current assets/current liabilities) was 2.6 to 1. The Company believes that the cash infusion from the recent private placement of debentures, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis at least through 1998. The Company's longer-term liquidity will depend on the Company's ability to generate profits from operations and to refinance its existing indebtedness.

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

New Accounting Pronouncements
-----------------------------
  Statement of Accounting Standards No. 128 - "Earnings Per Share"
  ----------------------------------------------------------------
    Effective December 15, 1997, the Company is required to adopt Financial Accounting Standard No. 128, "Earnings per Share." This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When income/(loss) per common share is calculated in accordance with this Standard, for the three and nine months ended September 30, 1997 and 1996, basic and diluted income/(loss) per common share do not differ from reported amounts.

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

	(a)     The following documents are filed as a part of this Report:


EXHIBITS:

Exhibit #       Description

   (11)         Statement re: Computation of Loss Per Share

   (27)         Financial Data Schedule


	(b)     Reports on Form 8-K:

	No reports on Form 8-K were filed during the quarter ended September 30, 1997.



 SIGNATURES


   	In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



SEVENTH GENERATION,  INC.



Date:   November 11, 1997       By:/s/Jeffrey A. Hollender
                                   -----------------------
                                   Jeffrey A. Hollender
                                   President and Chief Executive Officer
                                   (Principal Executive & Financial Officer)

INDEX TO EXHIBITS



                                    Sequentially
Exhibit Number                      Numbered Page

  11                                     21
  27                                     23

                                                                   Exhibit 11

Exhibit 11


SEVENTH GENERATION, INC.
Calculation of Shares Used In Determining Net Loss Per Common Share



                                     Three and Nine Months Ended September 30,

                                                    1997               1996
Weighted Average Shares Outstanding
During the Period                                2,428,791           2,428,791