Form 10KSB
period 1997-12-31
SEVENTH GENERATION INC
filed 1998-03-30
CIK 852196

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission file number 1-12614

                         SEVENTH GENERATION, INC.
             (Name of small business issuer in its charter)

          Vermont                                   03-0300509
 State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation of organization

1 Mill St., Box A26, Burlington, Vermont                05401-1530
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

Issuer's revenues for the fiscal year ended December 31, 1997:  $6,694,749

The aggregate market value of the voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $1,517,994 as of February 14, 1998 (computed by reference to the average of the bid and ask price of such stock on the OTC Bulletin Board). The number of shares of Common Stock, $.000333 par value, outstanding as of February 14, 1998, was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of February 14, 1998 was 1,562,994.

                        DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in response to Part III of Form 10-KSB is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held May 4, 1998.

TOTAL NUMBER OF PAGES: 59      EXHIBIT INDEX APPEARS ON PAGE: 35

PART I

Item 1.   Business

Introduction

 Seventh Generation, Inc.'s primary strategic objective is to establish Seventh Generation(r) as the leading brand name for products that are safer for you and the environment. Seventh Generation, Inc. (the "Company") was incorporated in Vermont in September 1988 under the name Niche Marketing Services, Inc. and began active operations in September 1988 when it published the first edition of the Seventh Generation(r) Catalog. The Company's name was changed to Seventh Generation, Inc. in May 1989. The Company is one of the leading marketers of environmentally friendly household products in the United States Natural Products Industry. The Company sells Seventh Generation(r) brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and on the West Coast, and has recently launched its "Learning to Make a Difference" program to schools and other non-profit organizations seeking to raise funds. The Company's products are also marketed through the "Harmony" / Seventh Generation(r) mail order catalog (the "Catalog"), which was sold to Gaiam, Inc. ("Gaiam") on May 24, 1995, and has been operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

 Seventh Generation(r) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 100% recycled plastic; full spectrum light bulbs; baby wipes and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

 The Company takes its name from the Great Law of the Haudenosaunee (Six Nation Iroquois Confederacy): "In our every deliberation, we must consider the impact of our decisions on the next seven generations." This American Indian quote expresses the concern that our planet is a fragile and delicate place that is only temporarily entrusted to our care and that our actions have repercussions that will affect future generations. The Company tries to honor this philosophy by developing and marketing products, which have minimal adverse impact on the environment and protect the planet for this generation and those to come.

The Market for Environmentally Friendly Products

 The Company's primary customers are consumers who are concerned about their health and the health of the environment. Recent studies indicate that there are a large number of people who identify themselves as environmentalists and who act upon this concern and purchase "green" products. A number of reports issued over the past year, briefly summarized below, confirm this view.

 A 1997 Roper Starch "Green Gauge" report found that the number of consumers reading labels "to see if contents are environmentally safe" jumped from 19% in 1996 to 25% in 1997. A November 1997 survey by the National Environmental Education & Training Foundation found that 90% of those surveyed regularly engage in at least 6 of 10 activities to protect the environment. A third study, by Cambridge ReportS, published in February 1997 found that 78% of the public believes that "recycling used products into new products is absolutely essential."

 For the third year in a row, sales of natural products were reported to grow by greater than 20%. This growth brings total sales in natural / health food stores and health food chains up to $11.5 billion, according to the June 1997 issue of the Natural Foods Merchandiser. This represents tremendous expansion in an industry that had total sales of under $1 billion in 1980. The expansion of the natural and health food industry is driven by "Americans' search for natural, effective and safe health-care solutions," according to the magazine.

 The Company's marketing strategy is focused on growing sales and becoming a key supplier to targeted retailers and distributors that are participating in this market. The Company's strategy is in part to obtain a strategic advantage with its social and environmental reputation as it competes with many larger and better capitalized companies.

 The Company believes that the market for "green" products within more traditional retail outlets will experience significant growth in the coming years. The Company believes that its expansion into supermarkets may allow it establish a successful track record, allowing it to participate in this growth and expand sales into a significantly larger market than it has to date.

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

 The Company markets products in a number of categories, including: paper products, such as bathroom and facial tissues, paper towels, napkins and plates; a diverse range of non-toxic, biodegradable laundry and cleaning products; trash bags made from recycled plastic; full spectrum light bulbs;
and personal care products, including baby wipes and feminine hygiene products.

 The Company considers the development of new products and the improvement of its current products to be an important part of its overall business strategy. The Company's senior management is directly involved in both of these activities. The Company estimates that in each of fiscal 1996 and 1997 it spent approximately $50,000 to develop new branded products.

 In 1997 the Company introduced eight new products. They included the Company's first entry into the lighting category with three full spectrum light bulbs, a new travel pack size of baby wipes, a new green apple scent dish liquid with aloe vera, and three lower count paper products. These lower count paper products enable the Company to provide its customers with bathroom tissue, paper towels and napkins at retail prices as much as 50% lower than its current jumbo count products. The Company also introduced improved versions of its jumbo 4-pack bathroom tissue, automatic dish detergent and white paper towels.

 The Company does not manufacture any of its products. During 1997, the Company purchased products from 12 suppliers. The Company relied on three suppliers for approximately 76% of its inventory purchases in 1997 (compared to 84% in 1996). The Company has no long-term contracts with any of its suppliers. The loss of one of these suppliers, or a disruption in product availability from them, could have a material adverse effect on the Company's results from operations.

 Although the Company is not a manufacturer, as a seller of products it is exposed to potential liability and maintains product liability insurance. During its history, product liability claims have not resulted in any material liabilities for the Company. There can be no assurance, however, that the Company will not experience legal claims in excess of its insurance coverage or claims which are ultimately not covered by insurance. If any claims are instituted against the Company, the Company's business may be adversely affected by related negative publicity.

Brand Development

 As part of the Company's commitment to disseminating environmental information to consumers, its product packaging, point of sale materials, and sales literature include educational information to help consumers make informed buying decisions. For example, the packaging on each roll of the Company's paper towels informs the consumer that: "If every household in the U.S. replaced just one roll of 180 sheet virgin fiber paper towels with 100% recycled ones, we would save - 864,000 trees - 3.4 million cubic feet of landfill space, equal to 3,900 full garbage trucks - 354 million gallons of water, one year's supply for 10,100 families of four." Additionally, the Company's President, Jeffrey Hollender, authored a book published by W.W. Norton & Co. in March 1995 entitled "How to Make the World a Better Place
- 116 Ways You Can Make a Difference," and often speaks at universities, trade shows and conferences.

 In 1996, the Company published "Frequently Asked Questions about Chlorine," the first in a series of educational brochures. The series is an integral part of the Company's ongoing public education campaign. The campaign will focus on answering frequently asked questions that consumers have about the environment and environmental products. The educational series is available free to the public and will be distributed by mail and through natural products stores nationally. The second publication in this series, "Frequently Asked Questions about Petroleum and Household Cleaners," was published in the first quarter of 1997. In the fourth quarter of 1997, the Company co-published with Friends of the Earth, "Understanding the Chemicals Used in Common Household Products," a 44 page guide designed to help buyers in retail stores make better environmental choices about the products they stock.

 The Company believes that each of these activities builds an understanding of the health and environmental issues that relate to the Company's products, thereby broadening the market for and enhancing the credibility of the Seventh Generation(r) brand name.

Social & Environmental Responsibility

 The Company's commitment to social and environmental responsibility is achieved through its actions in a number of different areas:

ENVIRONMENTALLY RESPONSIBLE PRODUCTS

 Seventh Generation's mission is: "To provide high quality, environmentally conscious products that are safer for your home, your neighborhood, and the Earth's environment. We are dedicated to providing competitively-priced products that work as well as or better than leading brands, fit effortlessly into your everyday life, and put a smile on your face whenever you use them."

 Seventh Generation's line of 37 consumer household products include bathroom and facial tissues, laundry and dish products, cleaning products, trash bags, full spectrum light bulbs and personal care products. Our paper products and trash bags are manufactured with high post consumer content recycled materials and without the use of any chlorine. All cleaning products are based upon ingredients that are derived from renewable resources (vegetable as opposed to petroleum), are non-toxic, biodegradable and are not tested on animals.

 Seventh Generation tracks the amount of petroleum, trees, landfill space and water saved as a result of the sale of the Company's environmental, recycled, natural resource-based household products as compared to traditional products made with toxic, non-renewable or virgin materials. The Company's positive environmental impact during 1997 was substantially greater than during 1996, reflecting the Company's growing sales during 1997.

 Seventh Generation's "Environmental Saving Statement" for 1997 calculates the total environmental savings from the sale of its recycled paper products, renewable resource-based cleaners and its trash bags which are manufactured with recycled plastic. The Company included for the first time in its 1997 calculation the energy saved as a result of manufacturing paper from recycled rather than virgin fiber.

Seventh Generation
Environmental Savings                                         1997

Total Petroleum Saved:
in # of gallons                                            268,299
in # of New England homes heated for a year                    268
in # of miles driven on petroleum saved                6.7 million

Trees saved                                                 27,250
Landfill space saved, in cubic feet                        111,620
Equivalent # of garbage trucks                                 134

Water saved, in millions of gallons of                        11.2
CO2 (greenhouse gases) saved, in pounds                     60,421

HUMAN RESOURCE POLICIES

 The challenge of creating a healthy workplace and treating employees with the respect and dignity they deserve is as important to Seventh Generation as the care that goes into the products the Company markets and distributes.
Policies such as providing comprehensive health insurance at no cost to the Company's employees, coverage for unmarried and same sex partners, education and training paid for by the Company, flex-time, tele-commuting, and a work environment that supports and encourages open and honest communication are some of the ways the Company supports its staff.

SUPPORTING COMMUNITY ORGANIZATIONS AND ENVIRONMENTAL NON-PROFITS

 Seventh Generation has consistently supported community organizations and environmental non-profit organizations with product donations and a limited amount of cash contributions. Some of the groups the Company has supported include: Citizens Clearing House for Hazardous Waste, Environmental Health Research Foundation, and Friends of the Earth.

 Seventh Generation also supports a number of organizations through memberships including: Vermont Businesses for Social Responsibility, the Social Venture Network, Chlorine Free Products Association and Green Seal Environmental Partners.

 The Company's President, Jeffrey Hollender, is also a frequent speaker at environmentally oriented events and conferences, including: Natural Nutritional Food Association, SOHO Show; International Emerging Technologies Conference; the Harvard Environmental Forum; and Businesses for Social Responsibility.

 Seventh Generation also supports its local community. In 1997 the Company was the co-sponsor of a statewide project to evaluate the health of Vermont's frog population. The Company co-sponsored a three day speaking tour for Sandra Steingrabber, the author of "Living Downstream, An Ecologist Looks at Cancer and the Environment," and the Company also underwrote the "Sustainable Lifestyles Conference" in South Royalton, VT.

AWARDS & RECOGNITION

 The Company has won numerous awards over the years. In the past three years, the Company received the "Green Seal Award," the "Environmental Stewardship Challenge Award" from the Direct Marketing Association, the "Massachusetts Packaging Challenge Gold Award," the "Most Responsive Mailer Award" from the National Waste Prevention Coalition, and the "Socially Responsible Business Award" from the Natural Products Expo.

OUR BOARD OF ADVISORS

 To help guide the Company's development, an Advisory Board was assembled in 1989. The Advisory Board includes a number of the United States' most respected environmentalists: Alice Tepper-Marlin, Founder & Executive Director of the Council on Economic Priorities; Amory Lovins, President of the Rocky Mountain Institute; Gregory Watson, formerly the Eastern Regional Director of the The Nature Conservancy; Peter Bahouth, former Executive Director of Greenpeace, currently Executive Director of Turner Foundation, Inc.; Winona LaDuke, Director, White Earth Land Recovery Project, Indigenous Women's Network; Mindy Lubber, U.S.P.I.R.G., President, Green Century
Fund; Martin Wolf, President, Giessen Wolf Associates; and Stephen Viederman, President of the Jessie Smith Noyes Foundation. The Advisory Board does not endorse, test or approve products, nor are they compensated for their efforts.

Marketing

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

 The Company has relied primarily on a non-traditional marketing strategy to stimulate consumer trial and repeat purchases in natural products stores and supermarkets, rather than more costly traditional marketing strategies such as television advertising and mass-delivered consumer promotions. However, some traditional marketing expenses have been and will continue to be incurred on a limited basis. In the future, the Company plans to expand its marketing activities targeted directly to consumers, which may include direct mail and radio advertising. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

 The Company's marketing activities have included public relations programs that have led to news coverage on television, in magazines and newspapers, in-store point of purchase displays and educational literature, participation in environmental events and activities, trade promotions directed to the natural product and grocery industries, the distribution of product samples to encourage new customers to try the Company's products, the development of a web site to provide information and education (www.seventhgen.com) and the licensing of its name for use on the Gaiam mail order catalog which is distributed directly to consumers.

 The Company believes that these activities have effectively begun to build awareness of the Seventh Generationr brand name. The Company's marketing strategy also focuses on its innovative products, corporate activities that demonstrate the Company's environmental leadership, educational activities, and the public profile of the Company's Chief Executive Officer, Jeffrey A. Hollender. Environmental information and educational material can be found in almost all Company communications.

Wholesale Distribution

Natural Products Stores

 In January 1992, the Company launched its wholesale distribution program through which the Company began to market its Seventh Generation(r) brand name products to natural product retailers. Today, Seventh Generation(r) brand name products are available in almost all of the Natural Products Industry's larger stores. In 1997, the Company's sales to the Natural Products Industry grew significantly over sales in 1996 as a result of continued market penetration, new product introductions, the Company's "Every Day Low Price" programs which lowered its retail prices, and consumer and trade promotions. The Company's primary focus in 1998 is expected to continue to be the expansion of its distribution and promotions in the Natural Products Industry.

 Additionally, based on the Company's research which indicated that only 10% to 20% of customers shopping in natural food stores purchase environmental household products, the Company will attempt to attract a greater share of these targeted customers to trying the Company's products through a variety of new marketing programs, including radio.

 Some of the merchandise categories in which the Company sells its Seventh Generation(r) brand products to the natural product industry have experienced "dramatic sales increases" during both 1996 and 1997, according to SPINS Distributor Information reports. The SPINS data, which covered category growth in sales dollars during the first ten months of 1996, reported that cleaning products overall grew 36.9%, with dish products growing 46.5% and laundry products up 29.8%. Paper products also showed strong growth with paper towels up 47.4% and other paper items such as facial tissue and paper plates up 40.6%. Sales of environmental household products grew at a significantly faster pace than the industry overall in 1997.

Mass Market Retail Outlets

 The Company believes that entry into upscale supermarkets will allow it to expose Seventh Generationr brand name products to additional consumers interested in "green products." Expansion into this market also represents a logical growth path since the product categories represented by the Company's brand name products are primarily purchased in supermarkets. Supermarkets are currently stocking natural and environmental products. The March/April 1996 issue of Private Label magazine reporting on key growth categories in the supermarket industry found that "natural food" sales dollars grew 19.58% from 1994 to 1995. The study, based on Infoscan supermarket data, determined that the "natural food" category was the sixth fastest growing of the 243 categories they track.

 In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company's sales efforts are now focused primarily on upscale supermarket retailers and wholesalers in the Northeast and on the West Coast. Although the Company is starting to realize sales to this market segment, it has also encountered numerous challenges related to generating product sell through without consumer advertising. There can be no assurance that the Company will be successful with its sales and marketing strategy in this area, though it plans to continue to invest in developing this market.

New Sales & Distribution Activities

 Over the past year, the Company has developed a new fund-raising program called "Learning to Make a Difference" and began marketing this program in the fourth quarter of 1997. J.L. Hammett, one of the nation's leading marketers of school supplies has agreed to participate as the Company's marketing partner in this program. The fund-raising program is targeted to schools and environmental organizations and is designed to sell the Company's products.

 "Learning to Make a Difference" combines information and activities concerning the importance of "closing the loop" on recycling and engages students through the development of math, science, art, and writing and communications skills. Students then use these skills during the second phase of the program as they focus on the sales and marketing of the Company's recycled paper products to raise funds for their school. The sales effort concentrates on how the recycled products make a positive contribution to the environment by saving trees, landfill space, energy and water. As products are sold, students monitor the specific impact they are having on the environment, and then publicize the positive contribution they and their schools have made. The project is designed to inspire students, build confidence, and allow the students to experience ways to make positive contributions to alleviate problems faced by the environment.

 While the Company has initially received a very positive response to this new program there can be no assurance that the Company will be successful with its sales and marketing strategy in this area.

 The Company's sales to natural products stores and supermarkets are generally made to distributors who resell the products to retail outlets. The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in 1997 and together accounted for 59% of the Company's sales.

Competition

 Companies selling similar consumer products compete on price, quality, product features and benefits, brand credibility and customer service. The environmental product marketplace is becoming increasingly competitive, with a number of competitive brands now on the market. Many of these competitors may have an advantage over the Company because they manufacture the products they sell. In 1997, one of the Company's largest natural product retail customers began to market its own brand of private label environmental products. Other of the Company's customers, including distributors, are considering similar programs. These new private label programs create significant new competition for the Company and may adversely effect the Company's growth in the Natural Products Industry.

 In addition, the Company's competitors and other large consumer products companies who may decide to develop competitive products may have financial resources, distribution capabilities and marketing experience superior to that of the Company.

Transactions with Gaiam

 In connection with the sale of assets to Gaiam for $1,270,000 and the assumption of over $500,000 in liabilities, on May 24, 1995, the Company also entered into a Licensing Agreement, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam paid the Company an initial license fee of $200,000 and paid an additional annual, non-refundable license fee of $100,000, for a one-year period commencing May 25, 1997. Gaiam is currently using the name "Harmony" together with the Seventh Generation(r) name on the mail order catalog it purchased from the Company and the Company believes, based upon representations made to the Company by Gaiam, that Gaiam will choose to discontinue use of the Seventh Generation(r) name at the end of the current period. Accordingly, management expects not to receive further licensing revenue under the Licensing Agreement.

 At time of the sale of the mail order catalog, the Company entered into a Supply Agreement with Gaiam. As a result of this Supply Agreement, the Company sells its brand name products to Gaiam and Gaiam resells those products through its "Harmony" / Seventh Generation(r) mail order catalog. Gaiam had agreed to purchase, as part of the Supply Agreement, a minimum of $2,500,000 of brand name products over a three year period, beginning on May 24, 1995, at cost plus 20%. During 1997, Gaiam fulfilled its obligation under the Supply Agreement to purchase this minimum amount of product. Currently the Company is required to sell certain products to Gaiam at cost plus 5%. This has affected, and will continue to affect the Company's gross profit.

 The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. This Operating Agreement helped lower the Company's overall operating expenses. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996,
covering the period from February 1, 1996 to December 31, 1996.   During
that period the Company was reimbursed approximately $109,000. The Reimbursement Agreement terminated at the end of 1996, causing the Company to incur additional expenses during 1997. This, however, has allowed Jeffrey Hollender, the Company's President and CEO, to devote 100% of his time to the Company's wholesale business.

 The Company also entered into a Non-Compete Agreement with Gaiam, in which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.


Trademarks

 The Company is the owner of United States Service Mark Registration No. 1,637,211 for the mark Seventh Generation(r) covering mail order catalog services in the field of environmentally sensitive products. This registration is due to expire on March 5, 2001, but may be renewed on or before that date and each 10-year period thereafter, so long as the Company continues to use the name, or license its use, on mail order catalogs. The Company is also the owner of United States Trademark Registration No. 1,847,543 for the mark Seventh Generation(r) covering a wide range of its branded products. This registration will be due for a declaration of use by August 2, 2000. It will then be due to expire on August 2, 2004, but may be renewed on or before that date and each ten years thereafter.

 The Company is the owner of United States Registration No. 1,957,311 for the slogan "Products For a Healthy Planet" covering a wide range of its branded products. This registration will be due for a declaration of use by February 2, 2002. It will then be due to expire on February 20, 2006, but may be renewed on or before that date and each ten years thereafter.

 The Company also uses the Seventh Generation(r) mark in connection with mail order catalog services and on its branded products in Canada. The Company is the owner of Canadian Trademark Registration No. 476,203 for the mark Seventh Generation(r) covering mail order catalog services and a wide range of its branded products. This registration will be due for renewal on May 13, 2012.

 The Company believes that its ability to market its products has been based largely on its reputation as a reliable source of environmentally friendly products and that its use of the Seventh Generation(r) mark is integral to its business.

Government Regulation

 The Company must remain in compliance with a variety of laws, regulations and guidelines issued by the Federal Trade Commission and the states' attorneys general, as well as other agencies, with respect to the use of environmental marketing claims on packaging, and in other advertising and marketing literature. While the time and cost of compliance with such laws and regulations is not material, if the Company were to fail to comply with their requirements, it could be assessed fines and penalties that could adversely affect the Company and its reputation.

Employees and Consultants

 As of December 31, 1997, the Company had 7 full-time employees. The Company engages consultants on an ongoing basis.

Item 2.   Properties

 The Company currently rents 1,968 square feet at One Mill Street, Burlington, Vermont, where the Company's marketing and administrative staff is located. The Company's inventories are held in public warehouses in New Jersey and California. The Company believes that these facilities are adequate for its present needs.

Item 3.   Legal Proceedings

 From time to time, the Company is engaged in various types of disputes concerning trademark issues, product performance and liability issues, and other matters in the ordinary course of business. There currently are no proceedings against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

 Not applicable.


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

 The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. ("NASDAQ") OTC Bulletin Board under the symbol "SVNG" and on the Boston Stock Exchange under the symbol "SGN". The Company's Redeemable Common Stock Purchase Warrants are traded on the NASDAQ OTC Bulletin Board under the symbol "SVNGW" and on the Boston Stock Exchange under the symbol "SGN&W."

 The Company's securities have traded on the NASDAQ OTC Bulletin Board since June 22, 1995 on the basis of actual trading prices. Prior to such date, the Company's securities traded on the NASDAQ SmallCap Market system on the basis of actual trading prices. The following table sets forth the range of quarterly high and low bid quotations for the period from January 1, 1996 to December 31, 1997, as furnished by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

COMMON STOCK

Calendar 1997:               HIGH         LOW
 Fourth Quarter               .63         .47
 Third Quarter                .63         .47
 Second Quarter               .69         .44
 First Quarter                .84         .50

Calendar 1996:               HIGH         LOW
 Fourth Quarter              1.00         .44
 Third Quarter               1.50         .75
 Second Quarter              1.88         .56
 First Quarter                .81         .38


REDEEMABLE COMMON STOCK PURCHASE WARRANTS

Calendar 1997:               HIGH         LOW
 Fourth Quarter               .05         .016
 Third Quarter                .016        .016
 Second Quarter               .016        .016
 First Quarter                .06         .016

Calendar 1996:               HIGH         LOW
 Fourth Quarter               .06         .00
 Third Quarter                .22         .06
 Second Quarter               .22         .06
 First Quarter                .16         .03

 The Company has not declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. At March 16, 1998, the approximate number of Stockholders of Record of the Company's Common Stock was 155 and the approximate number of beneficial owners was 1,159.

 The number of shares of common stock reserved for the potential conversion of convertible debentures was 14,993 at December 31, 1997 and 122,939 at December 31, 1996.


Item 6.	Management's Discussion and Analysis of Financial Condition and
       	Results of Operations Overview

 With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, product demand, ability to enforce trademarks, the effects of the year 2000 on our customers' and suppliers' computer systems, and other unforeseen risks and uncertainties.

 The Company's primary strategic objective is to establish Seventh Generation(r) as the leading brand name for products that are safer for you and the environment. The Company believes that it is one of the leading marketers of environmentally friendly household products in the United States and in Central and Western Canada. The Company sells Seventh Generationr brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast, and the Company is developing new sales opportunities and distribution channels through it's "Learning to Make a Difference" program and private label sales. The Company's products are also marketed through the Seventh Generation(r) mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

 Seventh Generation(r) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 100% recycled plastic; full spectrum light bulbs; baby wipes and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

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

 The Company relies primarily on a non-traditional marketing strategy to stimulate consumer trial and repeat purchases in natural products stores and supermarkets, rather than more costly traditional marketing strategies such as television advertising and mass-delivered consumer promotions. However, some traditional marketing expenses have been and will continue to be incurred on a limited basis. In the future, the Company plans to expand its marketing activities targeted directly to consumers which may include direct mail and radio advertising. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

 The Company's marketing activities have included public relations programs that have led to news coverage on television, in magazines and newspapers, in-store point of purchase displays and educational literature, participation in environmental events and activities, trade promotions directed to the natural products and grocery industries, the distribution of product samples to encourage new customers to try the Company's products, the development of a web site to provide information and education (www.seventhgen.com) and the licensing of its name for use on the Gaiam mail order catalog which is distributed directly to consumers.

 Seventh Generation(r) brand name products are available in natural products retail stores. During the year ended December 31, 1997, the Company's sales to the Natural Products Industry grew significantly over sales in the year ended December 31, 1996 as a result of continued market penetration, increased consumer marketing and trade promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution in the Natural Products Industry.

 In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company's sales efforts are focused primarily on upscale supermarket retailers and wholesalers.

 The Company plans to continue with its primary focus of expanding its sales and marketing efforts in the natural products industry and to continue sales to supermarket chains in the Northeast and West Coast, coupled with sales to the Harmony / Seventh Generation(r) mail order catalog operated by Gaiam. The Company continues to develop other opportunities to expand sales and distribution, including the new "Learning to Make a Difference" (TM) program and a limited number of private label sales relationships.

Results of Operations
Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Operations

 Sales to natural products retailers, supermarkets, Gaiam and other customers during the year ended December 31, 1997 were $6,694,749, compared to $5,191,563 during the year ended December 31, 1996, an increase of $1,503,186, or 29.0%. This favorable performance was due primarily to the continued growth of sales to the Natural Products Industry.

 Gross profit was $1,970,797, compared to $1,562,761 during 1996, an increase of $408,036, or 26.1%. Gross profit was 29.4% as a percentage of sales, compared to 30.1% in 1996 (see Transactions with Gaiam).

 Operating expenses were $2,304,766, or 34.4% of sales, compared to $1,812,414, or 34.9% of sales during 1996. While operating expenses declined as a percentage of sales, the additional expenditures were due primarily to variable selling and marketing expenses which increase with additional sales volume, increased general and administrative expenses due to a reduction in reimbursements from Gaiam, and an increase in freight and warehousing costs due to higher sales volume, increased inventory levels, and higher freight costs associated with new product introductions. Included as a reduction in operating expenses in 1996 is the effect of reimbursement by Gaiam to the Company of approximately $109,000 under the Reimbursement Agreement described below.

 The loss in 1997 was $288,033, compared to $263,926 in 1996, an increase of $24,107. The increase can be attributed to a reduction in reimbursements from Gaiam under the Reimbursement Agreement of approximately $109,000 and
the increased operating expenses listed above.   Losses in the 1997 period
were reduced as a result of the recognition of $100,000 in licensing fees from Gaiam for the use of the Seventh Generation(r) name on the Gaiam mail order catalog, as compared to $12,500 during 1996. The higher amount positively affected the results of the Company's operations in comparison to 1996. Net interest expense increased in 1997 as a result of lower cash reserves, additional subordinated convertible debentures issued at a higher interest rate, and a lower rate of return on cash invested.

Transactions with Gaiam

 Pursuant to a Supply Agreement with Gaiam, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam purchased approximately $678,000 of product at cost plus 20% under the terms of the Supply Agreement, yielding approximately $814,000 in sales, fulfilling its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the year ended December 31, 1997, Gaiam purchased approximately $397,000 of product at cost plus 5%, yielding sales of approximately $417,000. Gross margin from these sales was approximately 4.8%.

 The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All amounts are approximate.

                                       Gaiam           Others           Total

Year ended December 31, 1997      $1,231,000       $5,463,700      $6,694,700
Gross profit percentage               	12.7%            33.2%           29.4%

Year ended December 31, 1996      $1,306,000       $3,885,500      $5,191,500
Gross profit percentage                16.7%            34.4%           30.1%

Percent change in sales from 1996      (5.7%)           40.6%           29.0%

 The Company also entered into an Operating Agreement with Gaiam whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996, covering the period from February 1, 1996 to December 31, 1996.
During the year ended December 31, 1996, the Company was reimbursed approximately $109,000 under these agreements. The Reimbursement Agreement
terminated at the end of 1996.   As a result of the termination of these
agreements, the Company incurred additional operating expenses for the year ended December 31, 1997. This has, however, allowed Jeffrey Hollender, the Company's President and CEO, to devote all of his time to the Company's wholesale business.

 The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam has paid the Company an initial license fee of $200,000 and an annual license fee of $100,000 for continued use of the rights through May 23, 1998. Gaiam has changed the name on its mail order catalog to "Harmony" and may choose at any time to discontinue use of the Seventh Generation(r) name. Accordingly, the Company does not anticipate any further licensing revenue pursuant to this Agreement.

 The Company also entered into a Non-Compete Agreement with Gaiam, in which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

Summary

 Sales during the year ended December 31, 1997 were $6,694,749, compared to $5,191,563 during the year ended December 31, 1996, an increase of $1,503,186, or 29.0%. Gross profit was 29.4% of sales, compared to 30.1% in 1996. Operating expenses were 34.4% of sales, compared to 34.9% of sales in 1996, an improvement of .5%. The net loss from operations for the year ended December 31, 1997 was $288,033, or 4.3% of sales, compared to $263,926, or 5.1% of sales in the year ended December 31, 1996, an increase of $24,107.

Liquidity and Capital Resources

 The Company has historically financed its operations through equity and debt financing and by the extension of credit from its suppliers. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,657,189 in accumulated deficits through December 31, 1997.

 On May 24, 1995, the Company sold the assets of its mail order catalog to Gaiam. The catalog asset sale provided the Company immediate liquidity, while reducing the operating loss exposure and capital requirements which had been a continual drain on the Company's resources. Furthermore, the sale of the catalog has allowed the Company to concentrate its efforts and resources on expanding the distribution of its brand name products to the natural products industry, regional supermarkets, and new channels of distribution.

 While the Company and Gaiam have discussed the possible termination of the Licensing Agreement, Gaiam elected to renew the Licensing Agreement through May 23, 1998. Gaiam has announced its intention to change the name on its mail order catalog to "Harmony" and may choose at any time to discontinue use of the Seventh Generation(r) name. This will not affect the $100,000 in non-refundable licensing revenue received in 1997. In the event that Gaiam terminates the Licensing Agreement, the Company would not receive any further licensing fees, which may adversely affect the Company's future results in comparison to 1997. Gaiam's obligation to purchase products at a 20% markup terminated in 1997 and the Company is currently obligated to sell its products to Gaiam at cost plus 5%, which will reduce the Company's gross margin percentage on sales to Gaiam in the future, and is expected to marginally slow the overall rate of the Company's revenue growth and reduce overall gross margin percentage.

 The Company has incurred expenditures to support the expansion of its wholesale distribution business during 1996 and 1997 and expects to increase
these expenditures during 1998.   At a minimum, the Company will need to
purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to trade and consumer advertising and marketing, new product development, package design, and the development of the "Learning to Make a Difference"(TM) program. The Company also plans, for the first time, to use radio advertising, which will significantly increase its marketing expenses. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.

 During the year ended December 31, 1997, the Company used approximately $796,000 of its available cash balances through operations. The Company used approximately $436,000 as accounts receivable expanded with the increase in sales. The Company used approximately $109,000 of cash to increase its inventories. Additionally, the Company has increased its accounts payable by approximately $17,000, while decreasing its accrued liabilities by approximately $29,000. As of December 31, 1997, the Company's primary sources of liquidity were approximately $311,000 in cash, approximately $258,000 in marketable securities, and approximately $950,000 in accounts receivable.

 The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in 1997 and together accounted for 59% of the Company's sales. The loss of either of these customers, a decision by one of them to significantly reduce its purchases or any disruption to their relationship with the Company, could adversely affect the Company's liquidity.

 As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During 1997, the Company's net loss was $288,033, compared to $263,926 in 1996, an increase of $24,107. In 1997, licensing revenue increased $87,500, while the decline in reimbursements under the Reimbursement Agreement, was approximately $109,000. The Company does not expect to receive any further licensing revenue or reimbursements from Gaiam, which will adversely affet liquidity.

 During 1997, the Company undertook a debt of privately placed subordinated debentures. As of December 31, 1997, $572,500 of new debentures had been sold, and holders of $275,000 of existing debentures had signed agreements to participate in the new offering by converting their existing debentures into the new debentures, extending the maturity dates to June 30, 2002. The new debentures are due June 30, 2002, and bear interest at an initial annual rate of 10.85%.  The Company has the option to pay interest at the lesser of
4% over the June 30 five-year United States Treasury Note yeid (currently 10.85%) or 12.5% annually through December 31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after January 1, 1999. The debenture will be convertible at a discounted price ranging from 25% to 50%
of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event will the conversion price be less than $0.50 per
share.   Accordingly, a minnimum of 1,695,000 shares of common stock are reserved for the potential conversion of these debentures.

 The Company repaid $445,000 in subordinated convertible debentures, together with accrued interest, on December 31, 1997.

 The Company repaid $180,000 in subordinated convertible debentures in February of 1996. In November 1998, $100,000 of debentures are scheduled to come due.

 While the Company did not reach operating levels during 1997 to allow it to be profitable, management believes that it has taken the steps necessary to control losses while building the business. The Company is current in all of its obligations. The Company's working capital as of December 31, 1997 was approximately $1,405,000, and the current ratio (current assets/current liabilities) was 3.7 to 1. The Company believes that the proceeds from the recent private placement of debentures, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis at least through the second quarter of 1999.
The Company's longer-term liquidity will depend on the Company's ability to generate profits from operations.

 The Company faced a number of significant challenges prior to 1996. The sale of its catalog assets to Gaiam, however, has allowed the Company to eliminate the losses from its catalog business and put the Company in a significantly improved liquidity position. Management believes the Company has positioned itself to control its losses and continue the expansion of its revenue base, while pursuing its mission of making Seventh Generation(r) the leading brand of environmentally friendly household products. However, there can be no assurance that the Company will be successful in this regard.

Year 2000

 The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Management believes that all software used is Year 2000 compliant. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers or customers, or the extent to which it would be vulnerable to such suppliers' or customers' failure to remediate any Year 2000 issue on a timely basis.
The failure of a major supplier or customer subject to the Year 2000 issue to convert its computer systems on a timely basis could have a material adverse affect on the Company.

ITEM 7. FINANCIAL STATEMENTS

 The following consolidated financial statements of the Company and Independent Auditors' Report are included in Item 7 of this report:

	*  Independent Auditors' Report

	*  Consolidated Balance Sheets as of December 31, 1997 and 1996

	* Consolidated Statements of Operations for the Years Ended December 31, 1997 and 1996

	* Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996

	* Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996

	*  Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Seventh Generation, Inc. and Subsidiary:

 We have audited the accompanying consolidated balance sheets of Seventh Generation, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seventh Generation, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand, L.L.P.

Albany, New York
February 19, 1998

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996


ASSETS
                                            December 31,	         December 31,
                                                   1997	                 1996

Current assets:
 Cash and cash equivalents                $     311,226          $  1,233,006
 Short-term marketable securities               257,698
 Accounts receivable-trade, net of
  allowance for doubtful accounts of
  $25,000 at December 31, 1997 and
  $20,191 December 31, 1996                    	911,320	              480,568
 Accounts receivable-other                       39,856                 3,868
 Inventories                                    344,440               234,349
 Other assets                                    54,278               153,117
                                            -----------           -----------
Total current assets                          1,918,818             2,104,908
                                            -----------           -----------
Equipment:
 Computer equipment                              68,129                45,636
 Office equipment and furniture                  33,863                32,648
                                            -----------           -----------
                                                101,992                78,284
 Less accumulated depreciation and
  amortization                                   70,142                54,926
                                            -----------           -----------
Equipment, net                                   31,850                23,358
                                            -----------           -----------
Deposits and other assets                        25,054                11,427
                                            -----------           -----------
Total assets                               $  1,975,722	         $  2,139,693
                                            ===========           ===========
See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

LIABILITIES AND STOCKHOLDERS' EQUITY
                                             December 31,        	December 31,
                                                    1997                 1996

Current liabilities:
 Current installments of subordinated
  convertible debentures                     $    100,000         $
 Current portion of capital lease payments          2,151
 Accounts payable-trade                           251,368             234,499
 Other accrued expenses                           160,095             188,918
                                              -----------          ----------
Total current liabilities                         513,614             423,417

Long-term debt:
 Obligations due under capital leases               6,365
 Subordinated debentures                          847,500             820,000
                                              -----------          ----------
Total liabilities                               1,367,479           1,243,417
                                              -----------          ----------
Commitments and contingencies
Stockholders' equity:
Preferred stock - $.001 par value;
 2,500,000 shares authorized; none issued

Common stock-$.000333 par value;
 15,000,000 shares authorized;
 2,428,791 shares issued and outstanding
 in 1997 and 1996                                     809                 809
Additional paid-in capital                    	12,264,623          12,264,623
Accumulated deficit                           (11,657,189)        (11,369,156)
                                              -----------         -----------
Total stockholders' equity                        608,243             896,276
                                              -----------         -----------
Total liabilities and stockholders' equity   $  1,975,722        $  2,139,693
                                              ===========         ===========

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                     For the Year Ended
                                               December 31,       December 31,
                                                      1997               1996

Net Sales                                      $ 6,694,749        $ 5,191,563
Cost of sales                                    4,723,952          3,628,802
                                                ----------         ----------
Gross profit                                     1,970,797          1,562,761
Other operating income                             100,000             12,500
                                                ----------         ----------
                                                 2,070,797          1,575,261
                                                ----------         ----------
Operating expenses:
 Selling and marketing expenses                  1,068,404            855,588
 Operations and distribution expenses              497,999            393,609
 General and administrative expenses               738,363            563,217
                                                ----------         ----------
Total operating expenses                         2,304,766          1,812,414
                                                ----------         ----------
Other income (expense):
 Interest income                                    43,656             60,805
 Interest expense                                  (96,231)           (86,626)
 Other                                              (1,489)              (952)
                                                ----------         ----------
Total other expense, net                           (54,064)           (26,773)
                                                ----------         ----------
Net loss                                       $  (288,033)       $  (263,926)
                                                ==========         ==========

Basic and diluted earnings per common share:   $     (0.12)       $     (0.11)

Weighted average shares (basic and diluted)
  outstanding during the period                  2,428,791          2,428,791

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996



                                        Additional                   Total
                        Common Stock      Paid-In    Accumulated Stockholder's
                      Shares    Amount    Capital       Deficit      Equity
                     ---------   ----   -----------  ------------  ----------
Balance at
  December 31, 1995  2,428,791  $ 809   $12,264,623  $(11,105,230) $1,160,202

Net loss                                                 (263,926)   (263,926)
                     ---------   ----   -----------  ------------  ----------
Balance at
  December 31, 1996  2,428,791    809    12,264,623   (11,369,156)    896,276

Net loss                                                 (288,033)   (288,033)
                     ---------   ----   -----------  ------------  ----------
Balance at
  December 31, 1997  2,428,791  $ 809   $12,264,623  $(11,657,189) $  608,243
                     =========  =====   ===========  ============  ==========


See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                 For the Years Ended
                                           December 31,           December 31,
                                                  1997                   1996
Cash flows from operating activities:
 Net loss                                $    (288,033)         $    (263,926)
  Adjustments to reconcile
   net loss to net cash	used in
   operating activities:
 Depreciation and amortization                  16,706                 13,001
 Provision for doubtful accounts                 4,809                (19,659)
 Loss on short-term securities                   7,818

Changes in assets and liabilities:
 (Increase) decrease in accounts
   receivable-trade                           (471,549)               184,875
 Increase in inventories                      (110,091)               (50,372)
 Decrease (increase) in other assets            98,839                (55,766)
 (Increase) decrease in deposits and
   other assets                                    (75)                 1,824
 Increase (decrease) in accounts
   payable-trade                                16,869                (64,008)
 (Decrease) increase in accrued expenses       (28,823)                82,407
 Decrease in deferred income                                          (12,500)
                                           -----------            -----------
Net cash used in operating activities         (753,530)              (184,124)
                                           -----------            -----------
Cash flows from investing activities:
 Purchase of short-term securities            (666,710)
 Sales and redemption of short-term
   securities                                  401,196
 Purchases of furniture and equipment          (13,798)               (12,346)
                                           -----------             ----------
Net cash used in investing activities         (279,312)               (12,346)
                                           -----------             ----------
Cash flows from financing activities:
 Principal payments under capital leases        (1,394)
 Debt issuance costs                           (15,044)
 Proceeds from issuance of debentures          572,500
 Principal payments on subordinated
   convertible debentures                     (445,000)              (180,000)
                                           -----------             ----------
Net cash provided by (used in)
   financing activities                        111,062               (180,000)
                                           -----------             ----------
Net decrease in cash and
   cash equivalents                           (921,780)              (376,470)
Cash and cash equivalents,
   beginning of period                       1,233,006              1,609,476
                                           -----------             ----------
Cash and cash equivalents,
   end of period                          $    311,226            $ 1,233,006
                                           ===========             ==========
Interest paid                             $    126,965            $    87,249

Supplemental disclosure of non-cash investing and financing activities:

The Company acquired equipment under capital lease in the amount of $9,910 in 1997.

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The Business.
  Seventh Generation, Inc. (the "Company") began operations in 1988 for the purpose of marketing a variety of environmentally friendly consumer products primarily through its mail-order catalog. In 1992 the Company began selling its Seventh Generation(r) brand products to retailers on a wholesale basis. Since the sale of the catalog in May 1995, the Company has focused exclusively on the wholesale business.

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

 Cash and Cash Equivalents.
  Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

 Short-Term Investments.
  Short-term investments consist of marketable corporate debt securities, which are recorded at market value.

 Inventories.
  Inventories include purchased goods that are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

 Furniture and Equipment.
  Furniture and equipment are recorded at cost net of depreciation using the straight-line method over the estimated useful lives of the assets. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

 Advertising.
  Advertising, selling, and marketing expenses are expensed as they are incurred. The amounts spent on advertising, selling and marketing expenses for the years 1997 and 1996 were $336,998 and $216,330, respectively. Included in advertising expense for the years ended December 31, 1997 and 1996 were approximately $132,000 and approximately $93,000, respectively, for co-op advertising with distributors and retailers, and approximately $205,000 and approximately $123,000, respectively, for charge-backs related to marketing promotions.

 Income Taxes.
  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

 Stock Based Compensation.
  The Company has elected to continue accounting for the issuance of stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro-forma impact of the fair value based method of accounting for stock based compensation under Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," is disclosed in footnote 5.

2.  EARNINGS PER SHARE

 Effective in 1997, the Company is adopted Financial Accounting Standard No. 128, "Earnings per Share." This Standard requires both basic and diluted earnings per share to be reported for all periods presented. When loss per common share is calculated in accordance with this Standard, for the years ended December 31, 1997 and 1996, basic and diluted loss per common share do not differ from previously reported amounts.

 Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for 1997 and 1996 and thus did not affect basic or diluted net loss per common share.

3.  TRANSACTIONS WITH GAIAM

 Pursuant to a Supply Agreement with Gaiam, Inc., the purchaser of the Company's former catalog (Gaiam), the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam purchased approximately $678,000 of product at cost plus 20% under the terms of the Supply Agreement, yielding approximately $814,000 in sales, fulfilling its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the year ended December 31, 1997, Gaiam purchased approximately $397,000 of product at cost plus 5%, yielding sales of approximately $417,000. Gross margin from these sales is approximately 4.8%.

 The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                       Gaiam           Others           Total

Year ended December 31, 1997      $1,231,000       $5,463,700      $6,694,700
Gross profit percentage               	12.7%            33.2%           29.4%

Year ended December 31, 1996      $1,306,000       $3,885,500      $5,191,500
Gross profit percentage                16.7%            34.4%           30.1%

Percent change in sales from 1996      (5.7%)           40.6%           29.0%

 The Company also entered into an Operating Agreement whereby some of the Company's management assisted Gaiam with the operation of its Seventh Generation(r) mail order catalog, and certain office and personnel expenses were shared between the two companies. The Operating Agreement expired on January 31, 1996. A new Agreement, the "Reimbursement Agreement," of more limited scope than the Operating Agreement, was signed on April 11, 1996,
covering the period from February 1, 1996 to December 31, 1996.   During the
year ended December 31, 1996, the Company was reimbursed approximately $109,000 under these agreements. The Reimbursement Agreement terminated at the end of 1996.

 The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1998. The license fee requires no further performance by the Company and was recognized as revenue. Gaiam has announced that it plans to change the name on its mail order catalog and may choose at any time to discontinue use of the Seventh Generation(r) name. Accordingly, the Company does not anticipate any further licensing revenue pursuant to this Agreement.

 The Company also entered into a Non-Compete Agreement with Gaiam, in which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

4.  SUBORDINATED CONVERTIBLE DEBENTURES

                                       December 31,1997   December 31, 1996
Subordinated convertible debentures
 consist of the following:

Variable rate subordinated debentures,
  unsecured, due June 30, 2002           $      847,500	$

10% subordinated convertible
  debentures, unsecured, due February
  28, 1998, convertible at a price per
  common share of $6.67.
  $445,000 paid with accrued interest on
  December 31, 1997, $175,000 converted
  into new debentures                                                 620,000

10% subordinated convertible debentures,
  unsecured, due November 30, 1998,
  convertible at a price per common share
  of $6.67                                      100,000	              100,000

12% subordinated convertible debentures,
  unsecured, due February 28, 2002,
  convertible at a price per common share
  of $6.67.  Converted to new debenture
  offering.                                                           100,000
                                             ----------            ----------
Total subordinated convertible debentures       947,500               820,000
Less current installments                      (100,000)                    0
                                             ----------            ----------
Subordinated convertible debentures,
  less current installments                 $   847,500           $   820,000
                                             ==========            ==========

 During 1997, the Company undertook a debt of privately placed subordinated debentures. As of December 31, 1997, $572,500 of new debentures had been sold, and holders of $275,000 of existing debentures had signed agreements to participate in the new offering by converting their existing debentures into the new debentures, extending the maturity dates to June 30, 2002. The new debentures are due June 30, 2002, and bear interest at an initial annual rate of 10.85%. The Company has the option to pay interest at the lesser of 4% over the June 30 five-year United States Treasury Note yeid (currently 10.85%) or 12.5% annually through December 31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after January 1, 1999. The debenture will be convertible at a discounted price ranging from 25% to 50% of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event
will the conversion price be less than $0.50 per share.   Accordingly, a
minnimum of 1,695,000 shares of common stock are reserved for the potential conversion of these debentures.

 The number of shares of common stock reserved for the potential conversion of convertible debentures was 14,993 at December 31, 1997 and 122,939 at December 31, 1996.


5.  STOCK BASED COMPENSATION AND WARRANTS

 The Company has several stock based compensation plans, which are described below:

 Fixed Stock Option Plans

 The Company has established three stock option plans, the 1994 Employee, Director, and Consultant Stock Option Plan (the 1994 Plan), the 1993 Stock Option Plan (the 1993 Plan) and the 1990 Stock Option Plan (the 1990 Plan). These plans provide for the granting of qualified and non-qualified stock options to the employees of the Company, Directors, and independent consultants as determined by the Compensation Committee of the Board of Directors.
In addition to the above plans, the Company has also granted options to the President, Directors, and investors of the Company. A total of 732,991 shares of common stock have been reserved for issuance upon exercise of options under these plans.

 All options are granted at prices equal to or greater than the fair market value of the Company's stock at the grant date and substantially all options vest upon issuance. The exercise prices range from $0.49 to $8.33 per share, and expire at various dates through December 31, 2007. Activity with respect to these plans is summarized below:

                              1997         1997          1996          1996
                                         Weighted                   Weighted
                             Number       Average       Number       Average
                           of Shares  Exercise Price  of Shares  Exercise Price
Shares under options
 at January 1                589,192       $5.68        544,092       $6.29

Options granted                6,000       $0.49         64,500       $0.52

Options canceled                                        (19,400)      $5.83
                            --------      ------      ---------      ------
Shares under options
 at December 31              595,192       $5.63        589,192       $5.68
                            ========      ======      =========      ======

Shares under exercisable
 options at December 31      595,192       $5.63        577,192       $5.67
                            ========      ======      =========      ======
Weighted average fair
 value of options granted      $0.42                      $0.26

The following summarizes the status of the outstanding options:

                       Outstanding Options            Exercisable Options
                           Weighted
                            Average    Weighted                      Weighted
                           Remaining    Average                       Average
Exercise                  Contractual  Exercise                      Exercise
Price Range      Number      Life        Price           Number        Price

$0 to $0.99      75,000      8.23        $0.51           75,000        $0.51
$1.00 to $2.49   21,000      6.37        $2.06           21,000        $2.06
$2.50 to $4.99   37,000      3.46        $2.88           37,000        $2.88
$5.00 to $8.32  260,358      2.96        $5.68          260,358        $5.68
$8.33           201,834      4.16        $8.33          201,834        $8.33
               --------     -----                      --------
                595,192      6.91                       595,192
               ========                                ========
Performance Based Incentive Plan

 In 1996, the Company established the Incentive Plan. Under the Incentive Plan, selected employees and Directors of the Company may be granted incentive units equal in value to one share of common stock of the Company.
Participant's awards are vested based upon the attainment of certain contingent future performance goals established by the Compensation Committee of the Board of Directors related to sales revenue and operating profit targets, but no earlier than three years from the date of the grant of the units. The determination date for valuing the units is defined as the earlier of the vesting date of the participant, the termination date of the participant, or the sale of the Company. There are 300,000 units established to be issued under this plan. Canceled or forfeited units may be reallocated to other participants. During 1997, the Company granted 30,000 units with a weighted average fair value of $0.32 to plan participants and during 1996 the Company granted 265,000 units with a weighted average fair value of $0.28 to plan participants.

 The fair value of awards granted under the fixed stock option plans and the performance based incentive plan is estimated on the grant date using the Black-Scholes Single Option model. Significant assumptions included as a basis for the calculation were a dividend yield of 0% and an annual expected stock price volatility of 102.81% for 1997 and 124.76% for 1996. The expected life of the options and stock appreciation rights are assumed to be three years, and the risk free interest rate ranges from 5.68% to 5.87% in 1997 and from 5.2% to 6.0% in 1996. There was no compensation cost recognized in 1997 and 1996 for stock based compensation awards. Had the Company recognized compensation cost and fair value of this compensation at the grant dates for the above awards pursuant to SFAS 123, the impact would be as follows:

                                              1997                      1996
                                         ---------                 ---------
Net (Loss)/Income as reported            ($288,033)                ($263,926)
Pro Forma Net (Loss)/Income              ($313,889)                ($301,564)

Net (Loss)/Income per share, as reported    ($0.12)                   ($0.11)
Pro Forma Net (Loss)/Income per share       ($0.13)                   ($0.12)

 The effects of applying SFAS 123 for providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years because additional awards are generally made each year.

Warrants

 The Company has outstanding warrants to purchase 1,562,994 shares of common stock, all of which were exercisable at December 31, 1997. The exercise prices of the various warrants range from $2.50 to $5.25 and expire at various dates through January 2003.

 No warrants were granted during 1997 or 1996, and, accordingly, were not included in the computation of fair value of stock based compensation.

6.  INCOME TAXES

 No income tax provision has been recorded for the years ended December 31, 1997 and 1996, primarily as a result of losses. The temporary difference that gives rise to significant portions of the net deferred tax assets at December 31, 1997 and 1996 is the net operating loss carry-forward, which have been offset by a full valuation allowance.

 In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and tax planning strategies in making this assessment. As a result, a full valuation allowance in the amount of $4,297,000 and $4,263,000 exists against the net deferred tax assets at December 31, 1997 and 1996, respectively. The net change in the valuation allowance for the year ended December 31, 1997 was a decrease of $34,000.

 Net operating loss carry-forwards which may be used to offset future taxable income amount to $10,952,000 as of December 31, 1997 and $10,662,000 as of December 31, 1996. The net operating loss carry-forwards expire at various dates from 2003 to 2012.

7.  MAJOR SUPPLIERS AND CUSTOMERS

 The Company purchased approximately 76% of its product from three suppliers during the year ended December 31, 1997.

 The Company had sales of approximately 59% to two customers during the year ended December 31, 1997 and approximately 58% of accounts receivable were due from two customers as of December 31, 1997.

 During 1997 and 1996, Jeffrey A. Hollender, the Chief Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.

8.  COMMITMENTS AND CONTINGENCIES

 Uncertainties:

 The Company has historically incurred losses from operations, which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of customers, including Gaiam, the purchaser of the catalog segment. The Company's contractual relationship with Gaiam is uncertain. Gaiam's obligation to purchase product at a 20% markup terminated in 1997 and the Company is currently obligated to sell its products to Gaiam at cost plus 5%, which will reduce the Company's sales and its profit margins on sales to Gaiam. If the number of distributors were reduced, principal customers do not meet their commitments, or sales and gross profit margins do not reach sufficient levels to provide positive cash flow, the Company may not have adequate liquidity to sustain long term operations and meet long term obligations.

 Agreements:

 On November 29, 1993, the Company entered into a five-year employment contract with its President, which provides, among other things, a minimum compensation of $125,000 per year over the term of the agreement. The agreement also contains a covenant prohibiting the President from competing with the Company during his employment and for two years thereafter.

 On February 28, 1994, the Company entered into a five year employment agreement with its Executive Vice President of Marketing and Sales which provides, among other things, a minimum compensation of $100,000 per year.
The agreement also contains a covenant prohibiting the Executive Vice President from competing with the Company during his employment and for two years thereafter.

 The Company has entered into a consulting agreement to develop new
distribution channels for its products.   The consultant is pursuing
relationships on behalf of the Company with non-profit organizations and in the educational marketplace. The Company has paid a retainer of $3,865 per month, commencing November 1, 1995 and terminating January 1, 1997. The Company will be required to pay the consultant commissions on the sale of qualified products at a rate of 3% and a commission of 6% on other funds generated for the Company. Additionally, the consultant can earn stock appreciation right units, based upon sales volume generated through relationships developed by the consultant.

 Leases:

 The Company leases its office and certain equipment under non-cancelable operating and capital leases expiring at various dates through 2002. Total rental expense for years ended December 31, 1997 and 1996 was $28,007 and $28,750, respectively. The office lease agreement provides for annual escalation in rent based upon the Company's share of increased maintenance costs for the building. Future minimum lease payments under non-cancelable leases in effect at December 31, 1997 were as follows:

 Year ending December 31:
                             Operating           Capital            Total

 1998                         $ 31,956         $   3,413        $  35,369
 1999                           13,916             3,413           17,329
 2000                            4,004             3,413            7,417
 2001                            3,252               830            4,082
 2002                            1,355                              1,355
                                               ---------
                                                  11,069
 Less imputed interest                            (2,553)
                                               ---------
                                                  $8,516
                                               =========

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial Instruments. The carrying values of the Company's financial instruments at December 31, 1997 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

 Cash and Cash Equivalents.
  The carrying amount approximates fair value due to the short-term maturity of these instruments.

 Short-Term Investments.
  Short-term investments consist of marketable corporate debt securities, which are recorded at market value.

 Subordinated Convertible Debentures.
  The carrying amount approximates fair value as the interest rates on the debentures approximate the Company's current borrowing rate.

10.  RELATED PARTY TRANSACTIONS

 As part of the 1997 subordinated debenture offering, three directors purchased a total of $125,000 of debentures. Jeffrey Hollender, the Company's president, purchased $50,000 of debentures, Peter Graham, a director of the Company, purchased $50,000 of debentures, and Joshua Sapan, a director of the Company, purchased $25,000 of debentures. During 1997, the Company engaged KSV Communicators, the firm of one of its directors, Yoram Samets, to perform marketing services at a cost of approximately $37,000. During 1997, the Company engaged Peter Hollender, the brother of its president, to perform consulting services at a cost of approximately $31,000.

11.  CONCENTRATIONS OF CREDIT RISK

 Concentration of credit risk consists primarily of cash and cash equivalents. From time to time the Company has on deposit with certain banks and financial institutions cash and cash equivalents which exceed the amount subject to federal insurance. The amount of the accounting loss due to credit risk the Company would incur if parties to the financial instruments failed to perform
was $832,806 for the year ended December 31, 1996.   The Company attempts to
mitigate this risk by depositing its cash and cash equivalents with high credit quality financial institutions.

Item 8.  Changes in Accountants

 Not  applicable.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

 Information with respect to this item can be found under the captions "Management - Directors," "Management - Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 10.  Executive Compensation

 The information set forth under the caption "Executive Compensation" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

 The information set forth under the caption "Share Ownership" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

 The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

 As part of the 1997 subordinated debenture offering, three directors purchased a total of $125,000 of debentures. Jeffrey Hollender, the Company's president, purchased $50,000 of debentures, Peter Graham, a director of the Company, purchased $50,000 of debentures, and Joshua Sapan, a director of the Company, purchased $25,000 of debentures.

 During 1997, the Company engaged KSV Communicators, the firm of one of its directors, Yoram Samets, to perform marketing services at a cost of approximately $37,000.

 During 1997, the Company engaged Peter Hollender, the brother of its president, to perform consulting services at a cost of approximately $31,000.

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

X       (10.20) Supply Agreement, dated May 24, 1995, between
                the Company and Gaiam, Inc.

X       (10.21) Operating Agreement, dated May 24, 1995, between
                the Company and Gaiam, Inc.

X       (10.22) Seventh Generation, Inc. Non-Competition and
                Confidentiality Agreement, dated May 24, 1995, between the Company and Gaiam, Inc.

X       (10.23) Gaiam, Inc. Non-Competition Agreement, dated
                May 24, 1995, between the Company and Gaiam, Inc.

}       (10.24) Seventh Generation, Inc. Incentive Plan

(*      (10.25) Amendment letter to Seventh Generation, Inc. Incentive Plan

*X      (10.26)	Form of Subscription Agreement applicable to the Selling
		Security holders

*X	(10.27)	Form of Debenture Agreement



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

! Filed as an Exhibit to Registration Statement on Form 8-A
  (File Number 1-12614) and incorporated herein by reference

~ Filed as an Exhibit to Form 10-KSB for the fiscal year ended
  December 31, 1993 (File Number 1-12614) and incorporated herein by reference

^ Filed as an Exhibit to Form 10-KSB for the fiscal year ended
  December 31, 1994 (File Number 1-12614) and incorporated herein by reference

} Filed as an Exhibit  to Form 10-QSB for the quarter ended
  June 30, 1996 (File Number 1-12614) and incorporated herein by reference


(*Filed as an Exhibit  to Form 10-QSB for the quarter ended
  September 30, 1996 (File Number 1-12614) and incorporated herein by reference

X Filed as an Exhibit to Form 8-K, dated May 24, 1995, and incorporated herein by reference.


*X Filed as an Exhibit to Form 10-KSB for the fiscal year ended
   December 31, 1997 (File Number 1-12614)

____________________________________________________

(b)     Reports on Form 8-K:

  Form 8-K filed on December 2, 1997 including a press release regarding the Company's issuance of subordinated debentures.


SIGNATURES

 In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


						SEVENTH GENERATION, INC.


Date: March 30, 1998   By: /s/Jeffrey A. Hollender
                           Jeffrey A. Hollender
                           President and Chief Executive Officer
                           (Principal Executive & Financial Officer)


In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 1998   By: /s/Arthur Gray, Jr.
                           Arthur Gray, Jr.
                           Chairman of the Board

Date: March 30, 1998   By: /s/Peter Graham
                           Peter Graham
                           Director

Date: March 30, 1998   By: /s/Joshua Sapan
                           Joshua Sapan
                           Director

Date: March 30, 1998   By: /s/Sheila Hollender
                           Sheila Hollender
                           Director

Date: March 30, 1998   By: /s/Yoram Samets
                           Yoram Samets
                           Director

Date: March 30, 1998   By: /s/Charles J. Hogan
                           Charles J. Hogan
                           Controller
                           (Principal Accounting Officer)

Date: March 30, 1998   By: /s/Jeffrey A. Hollender
                           Jeffrey A. Hollender
                           Director, President & CEO
                           (Principal Executive & Financial Officer)

EXHIBIT INDEX:


Exhibit #   Description                                                   Page

(10.26)     Form of Subscription Agreement applicable to the Selling
            Security holders                                               36

(10.27)     Form of Debenture Agreement                                    46

(11)        Statement Re: Computation of Per Share Loss                    54

(23)        Consent of Coopers & Lybrand, L.L.P.                           56

(27)        Financial Data Schedule                                        58