Form 10QSB
period 1998-03-31
SEVENTH GENERATION INC
filed 1998-05-05
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998

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

The number of shares of Common Stock, $0.000333 par value, outstanding as of April 30, 1998 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of April 30, 1998 was 1,540,869.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]


TOTAL NUMBER OF PAGES:  20                EXHIBIT INDEX APPEARS ON PAGE: 16

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1998 and December 31, 1997



ASSETS
                                            March 31,             December 31,
                                              1998                    1997
                                          (Unaudited)
Current assets:
  Cash and cash equivalents               $    186,832              $  311,226
  Short-term marketable securities             162,269                 257,698
  Accounts receivable-trade,
   net of allowance for doubtful
   accounts of $25,000 at March 31,
   1998 and December 31, 1997                1,455,836                 911,320
  Accounts receivable-other                     10,951                  39,856
  Inventories                                  699,489                 344,440
  Other assets                                  77,163                  54,278
                                          ------------            ------------
Total current assets                         2,592,540               1,918,818

Equipment:
  Computer equipment                            75,929                  68,129
  Equipment and furniture                       53,436                  33,863
                                          ------------            ------------
                                               129,365                 101,992
Less accumulated depreciation
  and amortization                              74,562                  70,142
                                          ------------            ------------
Equipment and furniture, net                    54,803                  31,850
                                          ------------            ------------
Deposits and other assets                       23,202                  25,054
                                          ------------            ------------
Total assets                              $  2,670,545            $  1,975,722
                                          ============            ============

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 1998 and December 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,       December 31,
                                                     1998             1997
                                                 (Unaudited)
Current liabilities:
  Current installments of
   subordinated convertible debentures         $    100,000       $    100,000
  Current portion of capital leases                   2,242              2,151
  Accounts payable-trade                            851,413            251,368
  Other accrued expenses                            303,539            160,095
                                               ------------       ------------
Total current liabilities                         1,257,194            513,614

Long-term debt:
  Obligations due under capital leases                5,769              6,365
  Subordinated convertible debentures,
   excluding current installments                   847,500            847,500
                                               ------------       ------------
Total liabilities                                 2,110,463          1,367,479
                                               ------------       ------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.001 par value;
   2,500,000 shares authorized; none issued

  Common stock-$.000333 par value;
   15,000,000 shares authorized;
   2,428,791 shares issued and outstanding
   in 1998 and 1997                                     809                809
  Additional paid-in capital                     12,264,623         12,264,623
  Accumulated deficit                           (11,705,350)       (11,657,189)
                                              -------------       ------------
Total stockholders' equity                          560,082            608,243
                                              -------------       ------------
Total liabilities and stockholders' equity    $   2,670,545       $  1,975,722
                                              =============       ============

See accompanying notes to financial statement

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                   For the Three Months Ended
                                                   March 31,        March 31,
                                                     1998             1997
                                                  (Unaudited)      (Unaudited)

Sales                                          $ 2,287,702         $ 1,570,165
Cost of sales                                    1,613,361           1,089,327
                                               -----------         -----------
Gross profit                                       674,341             480,838
                                               -----------         -----------
Operating expenses:

   Selling and marketing expenses                  326,910             271,359
   Operations and distribution expenses            157,945             104,839
   General and administrative expenses             221,881             163,239
                                               -----------         -----------
Total operating expenses                           706,735             539,437
                                               -----------         -----------
Other income (expense):
   Interest income                                  12,129               6,535
   Interest expense                                (26,043)            (20,712)
   Other                                            (1,852)               (238)
                                               -----------         -----------
Total other expense, net                           (15,767)            (14,415)
                                               -----------         -----------
Net loss                                       $   (48,161)        $   (73,014)
                                               ===========         ===========
Loss per common share:                         $     (0.02)        $     (0.03)

Weighted average shares
  outstanding during the period                  2,428,791           2,428,791

See accompanying notes to financial statement

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                  For the Three Months Ended
                                                 March 31,           March 31,
                                                   1998                1997
                                                (Unaudited)        (Unaudited)
Cash flows from operating activities:
 Net loss                                        $  (48,161)        $  (73,014)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation and amortization                      4,420              1,182
   (Gain) loss on short-term securities              (9,118)             1,684

Changes in assets and liabilities:
  Increase in accounts receivable-trade            (544,516)          (263,824)
  Decrease in accounts receivable-other              28,905                572
  Increase in inventories                          (355,049)           (57,822)
  (Increase) decrease in other assets               (22,885)            32,025
  Decrease (increase) in
   deposits and other assets                          1,852               (900)
  Increase in accounts payable-trade                600,045             68,965
  Increase (decrease) in accrued expenses           143,444            (66,323)
                                                 ----------         ----------
Net cash used in operating activities              (201,063)          (357,455)
                                                 ----------         ----------
Cash flows from investing activities:
  Sales of short-term securities                    182,265                  -
  Purchases of short-term securities                (77,718)          (500,000)
  Purchases of equipment                            (27,373)           (10,060)
                                                 ----------         ----------
Net cash provided by (used in)
   investing activities                              77,174           (510,060)
                                                 ----------         ----------
Cash flows from financing activities:
  Principal payments on capital leases                 (505)                 -
                                                 ----------         ----------
Net cash used in financing activities                  (505)                 -
                                                 ----------         ----------
Net decrease in cash and cash equivalents          (124,394)          (867,515)
Cash and cash equivalents, beginning of period      311,226          1,233,006
                                                 ----------         ----------
Cash and cash equivalents, end of period         $  186,832         $  365,491
                                                 ==========         ==========

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
March 31, 1998 and 1997

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

	In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending
December 31, 1998.

	For further information, please refer to the financial statements and footnotes filed as Item 7 in the Form 10-KSB for Seventh Generation, Inc.
for the fiscal year ended December 31, 1997, under Commission File # 1-12614.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Business.
   Seventh Generation, Inc. (the "Company") began operations in 1988 for the purpose of marketing a variety of environmentally friendly consumer products primarily through its mail-order catalog. In 1992, the Company began selling its Seventh Generationr brand products to retailers on a wholesale basis. Since the sale of its catalog in May 1995, the Company has focused exclusively on the wholesale business.

  Principles of Consolidation.
   Effective January 1, 1994, the Company formed a wholly owned subsidiary, Seventh Generation Wholesale, Inc., to carry on the operations of its wholesale business. The accompanying Consolidated Financial Statements include all of the accounts of Seventh Generation, Inc. and its wholly owned subsidiary, Seventh Generation Wholesale, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Advertising.
   Advertising, selling, and marketing expenses are expensed as they are incurred. The amounts spent on advertising, selling and marketing expenses for the three months ended March 31, 1998 and 1997 were $82,242 and $79,071, respectively. Included in advertising expense for the three months ended
March 31, 1998 and 1997 were approximately $25,000 and approximately $31,000, respectively, for co-op advertising with distributors and retailers, and approximately $57,000 and approximately $48,000, respectively, for charge-backs related to marketing promotions.

3.  EARNINGS PER SHARE

  Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for 1998 and 1997 and thus did not affect basic or diluted net loss per common share.

4.  TRANSACTIONS WITH GAIAM

  Pursuant to a Supply Agreement with Gaiam, Inc., the purchaser of the Company's former catalog (Gaiam), the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam fulfilled its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended March 31, 1998, Gaiam purchased approximately $311,700 of product at cost plus 5%, yielding sales of approximately $327,300. Gross margin from these sales wass approximately
4.8%. During the three months ended March 31, 1997, Gaiam purchased approximately $257,700 of product at cost plus 20%, yielding sales of approximately $309,200. Gross margin from these sales was approximately 16.7%. The decrease in gross profit for the three months ended March 31, 1998 due to the change in markup percentage was approximately $46,700.

The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                          Gaiam        Others            Total

Three months ended March 31, 1998      $327,300    $1,960,400       $2,287,700
Gross profit percentage                    4.8%         33.6%            29.4%

Three months ended March 31, 1997      $309,200     $1,261,000      $1,570,200
Gross profit percentage                   16.7%          34.1%           30.6%

Percentage increase in sales from 1997     5.9%          55.5%           45.7%

  The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1998. The license fee requires no further performance by the Company and was recognized as revenue in 1997. Gaiam has announced that it plans to change the name on its mail order catalog and may choose at any time to discontinue use of the Seventh Generation(r) name. Accordingly, the Company does not anticipate receiving any further licensing revenue pursuant to this Agreement.

  The Company also entered into a Non-Compete Agreement with Gaiam, pursuant to which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

5.  SUBORDINATED CONVERTIBLE DEBENTURES

                                           March 31,1998     December 31, 1997
                                           -------------     -----------------
Subordinated convertible debentures
 consist of the following:

Variable rate subordinated debentures,
  unsecured, due June 30, 2002              $   847,500           $    847,500

10% subordinated convertible debentures,
  unsecured, due November 30, 1998,
  convertible at a price per common share
  of $6.67                                      100,000                100,000
                                            -----------            -----------
Total subordinated convertible debentures       947,500                947,500
Less current installments                      (100,000)              (100,000)
                                            -----------            -----------
Subordinated convertible debentures,
  less current installments                 $   847,500            $   847,500
                                            ===========            ===========

  The variable rate debentures are due June 30, 2002, and bear interest at an initial annual rate of 10.85%. The Company has the option to pay interest at the lesser of 4% over the June 30 five-year United States Treasury Note yield (currently 10.85%) or 12.5% annually through December 31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after January 1, 1999. The debenture will be convertible at a discounted price ranging from 25% to 50%
of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event will the conversion price be less than $0.50 per
share.   Accordingly, a minimum of 1,695,000 shares of common stock are reserved for the potential conversion of these debentures.

The number of shares of common stock reserved for the potential conversion of convertible debentures was 14,993 at March 31, 1998 and December 31, 1997.

6.  COMMITMENTS AND CONTINGENCIES

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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying values of the Company's financial instruments at March 31, 1998 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

8.  RELATED PARTY TRANSACTIONS

  During 1997, the Company engaged KSV Communicators, the firm of one of its directors, Yoram Samets, to perform marketing services at a cost of approximately $37,000 for the year ended December 31, 1997. These services have cost approximately $89,000 during the first three months of 1998.

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

10.  MAJOR SUPPLIERS AND CUSTOMERS

  The Company purchased approximately 82% of its product from four suppliers during the three months ended March 31, 1998.

  The Company had sales of approximately 66% to three customers during the three months ended March 31, 1998 and approximately 70% of accounts receivable were due from three customers as of March 31, 1998.

  During 1998 and 1997, Jeffrey A. Hollender, the Chief Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Overview

 With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, product demand, ability to enforce trademarks, the effects of the year 2000 on customers' and suppliers' computer systems, and other unforeseen risks and uncertainties.

  The Company's primary strategic objective is to establish Seventh Generation(r) as the leading brand name for products that are "safer for you and the environment." The Company believes that it is one of the leading marketers of environmentally friendly household products in the United States and in Central and Western Canada. The Company sells Seventh Generation(r) brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast, and the Company is developing new sales opportunities and distribution channels through it's "Learning to Make a Difference" program and private label sales. The Company's products are also marketed through the Harmony / Seventh Generation(r) mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

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

  The Company's marketing strategy utilizes in-store promotion as its primary means to stimulate consumer trial and repeat purchases in natural products stores and supermarkets, rather than more costly marketing strategies such as television advertising and mass-delivered consumer promotions.
The Company has begun to expand its marketing activities to include direct mail and radio advertising.

  The Company's other marketing activities have included public relations programs that have led to news coverage on television, in magazines and newspapers, in-store point of purchase displays and educational literature, participation in environmental events and activities, trade promotions directed to the natural products and supermarket industries, the distribution of product samples to encourage new customers to try the Company's products, the development of a web site to provide information and education (www.seventhgen.com) and the licensing of its name for use on the Gaiam mail order catalog which is distributed directly to consumers.

  Seventh Generation(r) brand name products are available in natural products retail stores. During the three months ended March 31, 1998, the Company's sales to the Natural Products Industry and supermarkets grew significantly over sales in the three months ended March 31, 1997 as a result of continued market penetration, increased consumer marketing and trade promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution.

  In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company plans to continue with its primary focus of expanding its sales and marketing efforts in the natural products industry and to continue sales to upscale supermarket chains in the Northeast and West Coast. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

  The Company's products are also sold through the Harmony / Seventh Generation(r) mail order catalog operated by Gaiam. The Company continues to develop other opportunities to expand sales and distribution, including the new "Learning to Make a Difference" (TM) program and a limited number of private label sales relationships.

RESULTS OF OPERATIONS
  Three Months Ended March 31, 1998 Compared to
  Three Months Ended March 31, 1997

Operations

  Sales to natural products accounts, supermarkets, Gaiam, and other customers increased $717,537, or 45.7%, during the three months ended March 31, 1998 to $2,287,702, compared to $1,570,165 during the three months ended March 31, 1997. This favorable performance was due primarily to the continued growth of sales to natural products and supermarket accounts and the growth of sales to other customers.

  Gross profit was $674,341 in the three months ended March 31, 1998, compared to $480,838 during 1997, an increase of $193,503 over the same period in 1997, or 40.2%. Gross profits decreased to 29.5% as a percentage of sales in the 1998 period, compared to 30.6% in 1997, due primarily to the changing mix of sales and the change in the markup percentage on sales to Gaiam. The decrease in gross profit on sales to Gaiam due to the change in markup percentage was approximately $46,700.

  Operating expenses were $706,735 in the three months ended March 31, 1998 compared to $539,437 during 1997, a decrease of 3.5% as a percentage of sales from 34.4% of sales in the 1997 period to 30.9% of sales for the 1998 period.

  Sales and marketing expenses were $326,910 in the period, compared to $271,359 in the 1997 period. The additional expenses incurred were primarily due to increased promotional spending and higher sales commissions, which increase with sales. Sales and marketing expenses decreased 3% as a percentage of sales from 17.3% in the first three months of 1997 to 14.3% in the first three months of 1998.

  Operations and distribution expenses were $157,945 in the 1998 period, compared to $104,839 in the 1997 period. The additional expenses incurred were primarily due to increased warehousing and freight costs on the higher sales volume. Operations and distribution expenses increased slightly as a percentage of sales from 6.7% in the first three months of 1997 to 6.9% in the first three months of 1998.

  General and administrative expenses were $221,881 in the 1998 period, compared to $163,239 in the 1997 period. The additional expenses incurred were primarily due to increased personnel costs. General and administrative expenses decreased from 10.4% of sales in the first three months of 1997 to 9.7% of sales in the first three months of 1998.

  Net other expenses increased slightly in 1998 as higher earnings on funds invested were offset by an increase in interest due to the issuance of new debentures in the fourth quarter of 1997 at a higher rate than was paid on the debentures in 1997. See footnote # 5 of the financial statements for a more complete description of debenture activity.

  The net loss in the 1998 period was $48,161, compared to $73,014 in 1997, a decrease of $24,853, or 34.0%.

Transactions with Gaiam

  Pursuant to a Supply Agreement with Gaiam, Inc., the Company sells its brand name products to Gaiam, which are resold through the Gaiam mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam fulfilled its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended March 31, 1998, Gaiam purchased approximately $311,700 of product at cost plus 5%, yielding sales of approximately $327,300. Gross margin from these sales was approximately 4.8%. During the three months ended March 31, 1997, Gaiam purchased approximately $257,700 of product at cost plus 20%, yielding sales of approximately $309,200. Gross margin from these sales was approximately 16.7%. The decrease in gross profit due to the change in markup percentage was approximately $46,700.

  The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                             Gaiam        Others         Total

Three months ended March 31, 1998         $327,300    $1,960,400    $2,287,700
Gross profit percentage                       4.8%         33.6%         29.4%

Three months ended March 31, 1997         $309,200    $1,261,000    $1,570,200
Gross profit percentage                      16.7%         34.1%         30.6%

Percentage increase in sales from 1997        5.9%         55.5%         45.7%

  The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1998. The license fee requires no further performance by the Company and was recognized as revenue in 1997. Gaiam has announced that it plans to change the name on its mail order catalog and may choose at any time to discontinue use of the Seventh Generation(r) name. Accordingly, the Company does not anticipate receiving any further licensing revenue pursuant to this Agreement.

  While the Company and Gaiam have discussed the possible termination of the Licensing Agreement, Gaiam elected to renew the Licensing Agreement through May 23, 1998. Gaiam has announced its intention to change the name on its mail order catalog to "Harmony" and may choose at any time to discontinue use of the Seventh Generation(r) name. This will not affect the $100,000 in non-refundable licensing revenue received in 1997. In the event that Gaiam terminates the Licensing Agreement, the Company would not receive any further licensing fees, which may adversely affect the Company's future results in comparison to 1997. Gaiam's obligation to purchase products at a 20% markup terminated in 1997 and the Company is currently obligated to sell its products to Gaiam at cost plus 5%, which has reduced the Company's gross margin percentage on sales to Gaiam in the first quarter of 1998 in comparison to 1997, and is expected continue to reduce overall gross margin percentage.

  The Company also entered into a Non-Compete Agreement with Gaiam, in which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

Summary

  Sales during the first three months of 1998 were $2,287,702, an increase of $717,537, or 45.7%, from the sales of $1,570,165 during the 1997 period. Gross profits were $674,341 for the first three months of 1998, an increase of $193,503, or 40.2%, from $480,838 in the 1997 period. Gross profits were 29.5% of sales for the first three months of 1998, compared to 30.6% of sales in the 1997 period. Operating expenses for the first three months of 1998 were $706,735, or 30.9% of sales, compared to $539,437, or 34.4% of sales in the 1997 period. This was an improvement of 3.5% as a percentage of sales. The net loss for the first three months of 1998 was $48,161, or 2.1% of sales compared to $73,014, or 4.7% of sales in the 1997 period. This represents a 34.0% reduction in the net loss for the periods compared.

LIQUIDITY AND CAPITAL RESOURCES

 The Company has historically financed its operations through equity and debt financing and by the extension of credit from its suppliers. During its history, the Company has raised $12,265,432 in equity investments, while generating $11,705,350 in accumulated deficits through March 31, 1998.

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

  The Company has incurred expenditures to support the expansion of its wholesale distribution business during 1997 and the first three months of 1998 and expects to increase these expenditures during the remainder of 1998. At a minimum, the Company will need to purchase additional inventory and incur additional marketing expenses. The Company will also incur expenditures relating to trade and consumer advertising and marketing, new product development, package design, and the development of the "Learning to Make a Difference"(TM) program. The Company also plans, for the first time, to use radio advertising, which will significantly increase its marketing expenses. If the planned expansion is successful, the Company will have to increase its inventory and carry a higher level of receivables, both of which will impact the Company's liquidity.

  During the three months ended March 31, 1998, the Company used approximately $201,000 of its available cash balances through operations. The Company used approximately $545,000 as accounts receivable expanded with the increase in sales. The Company used approximately $355,000 of cash to increase its inventories. Additionally, the Company has increased its accounts payable by approximately $600,000, while increasing its accrued liabilities by approximately $143,000. As of March 31, 1998, the Company's primary sources of liquidity were approximately $187,000 in cash, approximately $162,000 in marketable securities, and approximately $1,456,000 in accounts receivable.

  The Company has three customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first three months of 1998 and together accounted for 66% of the Company's sales. The loss of any of these customers, a decision by one of them to significantly reduce its purchases, or any disruption to their relationship with the Company could adversely affect the Company's liquidity.

  As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the first three months of 1998, the Company's net loss was $48,161, compared to $73,014 in 1997, a decrease of $24,853, a 34.0% improvement.

  During 1997, the Company completed a debt offering of privately placed subordinated debentures. As of December 31, 1997, $572,500 of new debentures had been sold, and holders of $275,000 of existing debentures had signed agreements to participate in the new offering by converting their existing debentures into the new debentures, extending the maturity dates to June 30, 2002. The new debentures are due June 30, 2002, and bear interest at an initial annual rate of 10.85%. The Company has the option to pay interest at the lesser of 4% over the June 30 five-year United States Treasury Note yield (currently 10.85%) or 12.5% annually through December 31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after
January 1, 1999. The debentures will be convertible at a discounted price ranging from 25% to 50% of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event will the
conversion price be less than $0.50 per share.   Accordingly, a minimum of
1,695,000 shares of common stock have been reserved for the potential conversion of these debentures. In November 1998, $100,000 of debentures are scheduled to come due.

  While the Company did not reach operating levels during the first three months of 1998 to allow it to be profitable, management believes that it has taken the steps necessary to control losses while building the business. The Company is current in all of its obligations. The Company's working capital as of March 31, 1998 was approximately $1,335,000, and the current ratio (current assets/current liabilities) was 2.1 to 1. The Company believes that the proceeds from the recent private placement of debentures, together with a manageable level of operating losses, will allow the Company sufficient liquidity to pay its obligations on a timely basis at least through the second quarter of 1999. The Company's longer-term liquidity will depend on the Company's ability to generate profits from operations.

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

	(a)     The following documents are filed as a part of this Report:

EXHIBITS:

Exhibit #       Description

   (11)         Statement re: Computation of Loss Per Share

   (27)         Financial Data Schedule

    (b)         Reports on Form 8-K:
		No reports on Form 8-K were filed during the quarter ended March 31, 1998.



SIGNATURES


  In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



SEVENTH GENERATION,  INC.


Date:   May 4, 1998              By: /s/Jeffrey A. Hollender
                                     Jeffrey A. Hollender
                                     President and Chief Executive Officer
                                     (Principal Executive & Financial Officer)

INDEX TO EXHIBITS


                                                                 Sequentially
Exhibit Number                                                   Numbered Page

            11                                                      17

            27                                                      19

Exhibit 11

EXHIBIT 11



SEVENTH GENERATION, INC.

Calculation of Shares Used in Determining
Basic and Diluted Earnings Per Common Share


                                                   Three Months Ended March 31
                                                        1998           1997

Loss applicable to common stockholders                (48,161)         (73,014)


Weighted average shares outstanding                 2,428,791        2,428,791


Basic and diluted earnings per share                 $ (0.02)         $ (0.03)


  The calculation above for diluted earnings per common share excludes the potentially dilutive effect of both common stock equivalents (stock options and warrants) and the impact of conversion of any debentures into the Company's common stock since the impact would be anti-dilutive for both 1998 and 1997.

Exhibit 27