Form 10QSB
period 1998-06-30
SEVENTH GENERATION INC
filed 1998-08-14
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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

The number of shares of Common Stock, $0.000333 par value, outstanding as of July 31, 1998 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of July 31, 1998 was 1,540,869.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]


TOTAL NUMBER OF PAGES:  24                EXHIBIT INDEX APPEARS ON PAGE: 20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1998 and December 31, 1997

ASSETS
                                                June 30,          December 31,
                                                  1998                 1997
                                               (Unaudited)
Current assets:
Cash and cash equivalents                   $    347,412          $    311,226
Short-term marketable securities                 161,975               257,698
Accounts receivable-trade, net of
 allowance for doubtful accounts of
 $27,467 at June 30, 1998 and $25,000 at
 December 31, 1997                               616,603               911,320
Accounts receivable-other                          5,094                39,856
Inventories                                      511,112               344,440
Other assets                                      74,111                54,278
                                             -----------           -----------
Total current assets                           1,716,307             1,918,818
                                             -----------           -----------
Equipment:
Computer equipment                                81,338                68,129
Equipment and furniture                           56,754                33,863
                                             -----------           -----------
                                                 138,092               101,992
Less accumulated depreciation
 and amortization                                 83,022                70,142
                                             -----------           -----------
Equipment and furniture, net                      55,070                31,850
                                             -----------           -----------

Deposits and other assets                         21,350                25,054
                                             -----------           -----------
Total assets                                $  1,792,727          $  1,975,722
                                             ===========           ===========
See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 1998 and December 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
                                               June 30,           December 31,
                                                 1998                1997
                                             (Unaudited)
Current liabilities:
Current installments of subordinated
 convertible debentures                     $    100,000         $     100,000
Current portion of capital leases                  2,336                 2,151
Accounts payable-trade                           224,625               251,368
Other accrued expenses                           191,995               160,095
                                             -----------          ------------
Total current liabilities                        518,956               513,614

Long-term debt:
Obligations due under capital leases               5,149                 6,365
Subordinated debentures,
 excluding current installments                  847,500               847,500
                                             -----------          ------------
Total liabilities                              1,371,605             1,367,479
                                             -----------          ------------
Commitments and contingencies

Stockholders' equity:

Preferred stock - $.001 par value;
 2,500,000 shares authorized; none issued

Common stock-$.000333 par value; 15,000,000
 shares authorized;	2,428,791 shares issued
 and outstanding in 1998 and 1997                    809                   809
Additional paid-in capital                    12,264,623            12,264,623
Accumulated deficit                          (11,844,310)          (11,657,189)
                                            ------------          ------------
Total stockholders' equity                       421,122               608,243
                                            ------------          ------------
Total liabilities and stockholders' equity $   1,792,727          $  1,975,722
                                            ============           ===========

See accompanying notes to financial statement

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                  For the Three Months Ended
                                                   June 30,        June 30,
                                                     1998            1997
                                                 (Unaudited)     (Unaudited)

Sales                                           $ 1,892,282       $ 1,693,035
Cost of sales                                     1,263,363         1,182,286
                                                 ----------        ----------
Gross profit                                        628,919           510,749
Other operating income                              100,000           100,000
                                                 ----------        ----------
                                                    728,919           610,749
                                                 ----------        ----------
Operating expenses:
Selling and marketing expenses                      437,788           312,894
Operations and distribution expenses                172,897           116,194
General and administrative expenses                 236,285           198,363
                                                 ----------        ----------
Total operating expenses                            846,970           627,451
                                                 ----------        ----------
Other income (expense):
Interest income                                       5,835            11,557
Interest expense                                    (24,893)          (20,942)
Other                                                (1,851)             (238)
                                                 ----------        ----------
Total other expense, net                            (20,909)           (9,623)
                                                 ----------        ----------
Net loss                                        $  (138,960)      $   (26,325)
                                                 ==========        ==========
Loss per common share:                          $     (0.06)      $     (0.01)

Weighted average shares outstanding during
 the period                                       2,428,791         2,428,791

See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                    For the Six Months Ended
                                                     June 30,      June 30,
                                                       1998          1997
                                                    (Unaudited)  (Unaudited)

Sales                                              $ 4,179,984    $ 3,263,200
Cost of sales                                        2,876,724      2,271,613
                                                    ----------     ----------
Gross profit                                         1,303,260        991,587
Other operating income                                 100,000        100,000
                                                    ----------     ----------
                                                     1,403,260      1,091,587
                                                    ----------     ----------
Operating expenses:
Selling and marketing expenses                         764,698        584,253
Operations and distribution expenses                   330,842        221,033
General and administrative expenses                    458,165        361,602
                                                    ----------     ----------
Total operating expenses                             1,553,705      1,166,888
                                                    ----------     ----------
Other income (expense):
Interest income                                         17,964         18,093
Interest expense                                       (50,936)       (41,655)
Other                                                   (3,704)          (476)
                                                    ----------     ----------
Total other expense, net                               (36,676)       (24,038)
                                                    ----------     ----------

Net loss                                           $  (187,121)   $   (99,339)
                                                    ==========     ==========

Loss per common share:                             $     (0.08)   $     (0.04)

Weighted average shares outstanding during
 the period                                          2,428,791      2,428,791

See accompanying notes to financial statement

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                   For the Six Months Ended
                                                    June 30,      June 30,
                                                      1998          1997
                                                   (Unaudited)   (Unaudited)
Cash flows from operating activities:
Net loss                                          $   (187,121)  $    (99,339)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                           12,880          5,562
Provision for doubtful accounts                          2,467            500
Loss (gain) on short-term securities                       723         (4,965)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable-trade       292,250       (399,833)
Decrease in accounts receivable-other                   34,762          1,583
Increase in inventories                               (166,672)       (42,445)
(Increase) decrease in other assets                    (19,833)        72,890
Decrease (increase) in deposits and other assets         3,704           (662)
(Decrease) increase in accounts payable-trade          (26,743)        33,826
Increase in accrued expenses                            31,900         17,224
                                                   -----------     ----------
Net cash used in operating activities                  (21,683)      (415,659)
                                                   -----------     ----------
Cash flows from investing activities:
Maturities of short-term securities                     95,000
Purchases of short-term securities                                   (500,000)
Purchases of equipment                                 (36,100)       (12,514)
                                                   -----------     ----------
Net cash provided by (used in)
 investing activities                                   58,900       (512,514)
                                                   -----------     ----------
Cash flows from financing activities:
Principal payments on capital leases                    (1,031)
                                                   -----------     ----------
Net cash used in financing activities                   (1,031)
                                                   -----------     ----------
Net increase (decrease) in cash
 and cash equivalents                                   36,186       (928,173)
Cash and cash equivalents, beginning of period         311,226      1,233,006
                                                   -----------     ----------
Cash and cash equivalents, end of period          $    347,412    $   304,833
                                                   ===========     ==========
See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
June 30, 1998 and 1997

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

 In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

 For further information, please refer to the financial statements and footnotes filed as Item 7 in the Form 10-KSB for Seventh Generation, Inc. for the fiscal year ended December 31, 1997, under Commission File # 1-12614.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business.
 Seventh Generation, Inc. (the "Company") began operations in 1988 for the purpose of marketing a variety of environmentally friendly consumer products primarily through its mail-order catalog. In 1992, the Company began selling its Seventh Generation(r) brand products to retailers on a wholesale basis. Since the sale of its catalog in May 1995, the Company has focused exclusively on the wholesale business.

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

Revenue Recognition, Sales Discounts and Sales Returns.
 Sales are recorded upon shipment of products to customers. The Company maintains an allowance for estimated future sales returns and doubtful accounts. Revenue is recorded net of cash discounts.

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

Advertising.
 Advertising, selling, and marketing expenses are expensed as they are incurred. The amounts spent on advertising, selling and marketing expenses for the three months ended June 30, 1998 and 1997 were approximately $279,000 and $135,000, respectively. Included in advertising expense for the three months ended June 30, 1998 and 1997 was approximately $33,000 and $20,000, respectively, for co-op advertising with distributors and retailers, and approximately $60,000 and $74,000, respectively, for charge-backs related to marketing promotions. Also included in advertising expense for the three months ended June 30, 1998 is approximately $190,000 for radio advertising and related expenses. The amounts spent on advertising, selling and marketing expenses for the six months ended June 30, 1998 and 1997 were approximately $430,000 and $245,000, respectively. Included in advertising expense for the six months ended June 30, 1998 and 1997 were approximately $58,000 and $51,000, respectively, for co-op advertising with distributors and retailers, and approximately $117,000 and $122,000, respectively, for charge-backs related to marketing promotions. Included in advertising expense for the six months ended June 30, 1998 is approximately $190,000 for radio advertising.

3.  EARNINGS PER SHARE

 Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for 1998 and 1997 and thus did not affect basic or diluted net loss per common share.

4.  TRANSACTIONS WITH GAIAM

 Pursuant to a supply Agreement with Gaiam, Inc., the purchaser of the Company's former catalog (Gaiam), the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning
May 24, 1995, at cost plus 20%.  During the year ended December 31, 1997,
Gaiam fulfilled its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended June 30, 1998, Gaiam purchased approximately $198,900 of product at cost plus 5%, yielding sales of approximately $208,800. Gross margin from these sales was approximately 4.8%. During the three months ended June 30, 1997, Gaiam purchased approximately $283,000 of product at cost plus 20%, yielding sales of approximately $340,000. Gross margin from these sales was approximately 16.7%. The decrease in gross profit for the three months ended June 30, 1998 due to the change in markup percentage was approximately $30,000. During the six months ended June 30, 1998, Gaiam purchased approximately $510,600 of product at cost plus 5%, yielding sales of approximately $536,100. Gross margin from these sales was approximately 4.8%. During the six months ended June 30, 1997, Gaiam purchased approximately $540,000 of product at cost plus 20%, yielding sales of approximately $649,000. Gross margin from these sales was approximately 16.7%. The decrease in gross profit for the six months ended June 30, 1998 due to the change in markup percentage was approximately $76,000.

 The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                     Gaiam           Others              Total

Three months ended June 30, 1998    $208,800      $1,683,500        $1,892,300
Gross profit percentage                 4.8%           36.8%             33.2%

Three months ended June 30, 1997    $340,000      $1,353,000        $1,693,000
Gross profit percentage                16.7%           33.6%             30.2%

Percentage (decrease)
 increase in sales from 1997          (38.6%)          24.4%             11.8%

Six months ended June 30, 1998      $536,100      $3,643,900        $4,180,000
Gross profit percentage                 4.8%           35.1%             31.2%

Six months ended June 30, 1997      $649,000      $2,614,200        $3,263,200
Gross profit percentage                16.7%           33.8%             30.4%

Percentage (decrease)
 increase in sales from 1997          (17.4%)          39.4%             28.1%

 The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(r) trademark in connection with a consumer mail order catalog. In June of 1997, Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1998. The license fee required no further performance by the Company and was recognized as revenue. In June of 1998, Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1999. The license fee requires no further performance by the Company and was recognized as revenue. Gaiam has changed the name on its mail order catalog to "Harmony" and may choose at any time to completely discontinue use of the Seventh Generation(r) name. Accordingly, the Company does not anticipate receiving any further licensing revenue pursuant to this Agreement.

 The Company also entered into a limited Non-Compete Agreement with Gaiam, pursuant to which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

5.  SUBORDINATED DEBENTURES

                                             June 30,1998    December 31, 1997
Variable rate subordinated debentures,
 unsecured, due June 30, 2002                $    847,500         $    847,500

10% subordinated convertible debentures,
 unsecured, due November 30, 1998,
 convertible at a price per common share
 of $6.67                                         100,000              100,000
                                              -----------          -----------
Total subordinated debentures                     947,500              947,500
Less current installments                        (100,000)            (100,000)

Subordinated debentures,
 less current installments                   $    847,500          $   847,500
                                              ===========           ==========

 The variable rate debentures are due June 30, 2002, and bear interest at an initial annual rate of 10.85%. The Company has the option to pay interest semiannually at the lesser of 4% over the June 30 five-year United States Treasury Note yield (currently 9.454%) or 12.5% annually through December 31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after
January 1, 1999. The debenture will be convertible at a discounted price ranging from 25% to 50% of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event will the conversion price be less than $0.50 per share, which approximates the fair market value of the
stock at the time the debt was issued.   Accordingly, a minimum of 1,695,000
shares of common stock are reserved for the potential conversion of these debentures. The number of shares of common stock reserved for the potential conversion of convertible debentures was 14,993 at June 30, 1998 and December 31, 1997.

6.  COMMITMENTS AND CONTINGENCIES

Uncertainties:

 The Company has historically incurred losses from operations, which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of customers, including Gaiam, the purchaser of the catalog segment. The Company's contractual relationship with Gaiam is uncertain. Gaiam's obligation to purchase product at a 20% markup terminated in 1997 and the Company is currently obligated to sell its products to Gaiam at cost plus 5%, which has reduced the Company's sales and its profit margins on sales to Gaiam. If the number of distributors were reduced, principal customers do not meet their commitments, or sales and gross profit margins do not reach sufficient levels to provide positive cash flow, the Company may not have adequate liquidity to sustain long term operations and meet long term obligations.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying values of the Company's financial instruments at June 30, 1998 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents.
 The carrying amount approximates fair value due to the short-term maturity of these instruments.

Short-Term Investments.
 Short-term investments consist of marketable corporate debt securities, which are recorded at market value.

Subordinated Debentures.
 The carrying amount approximates fair value as the interest rates on the debentures approximate the Company's current borrowing rate.

8.  RELATED PARTY TRANSACTIONS

 During 1997, the Company engaged KSV Communicators, the firm of one of its directors, Yoram Samets, to perform marketing services at a cost of approximately $37,000 for the year ended December 31, 1997. These services have cost approximately $260,000 during the first six months of 1998, of which approximately $130,000 was for reimbursements for radio advertising.

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

10.  MAJOR SUPPLIERS AND CUSTOMERS

 The Company purchased approximately 82% of its product from four suppliers during the six months ended June 30, 1998.

 The Company had sales of approximately 52% to two customers during the six months ended June 30, 1998 and approximately 61% of accounts receivable were due from two customers as of June 30, 1998.

 During 1998 and 1997, Jeffrey A. Hollender, the Chief Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.

11.  NEW ACCOUNTING PRONOUNCEMENTS

 The Financial Accounting Standards Board issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company no later than fiscal year 1999. This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company plans to adopt this statement in fiscal year 1999.

 The Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company for all fiscal quarters of all fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet determined the impact of adoption of this pronouncement on the financial position or results of operation of the company.

12. SUBSEQUENT EVENTS

 Subsequent to June 30, 1998, the Company issued $225,000 of subordinated debentures. The 1998 variable rate debentures are due May 31, 2003, and bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or
(b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note and (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview

 The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report, as well as the Company's 10-KSB filing for the fiscal year ending December 31, 1997. With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation
Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section
21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, product demand, ability to enforce trademarks, the effects of the year 2000 on customers' and suppliers' computer systems, and other unforeseen risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

 The Company's primary strategic objective is to establish Seventh Generation(r) as the leading brand name for household products that are "safer for you and the environment." The Company believes that it is today one of the leading marketers of environmentally friendly household products in the United States and in Central and Western Canada. The Company sells Seventh Generation(r) brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast. The Company has tested a new sales distribution channel through its "Learning to Make a Difference" program and is evaluating the results. The Company's products are also marketed through the Harmony, formerly Seventh Generation(r) mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

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

 The Company's sales strategy is to focus primarily on the Natural Products Industry and, secondarily, on sales to select supermarkets, mail order catalogs, and a limited number of privately labeled products to a limited number of select customers. This approach is designed to reduce the Company's risks by focusing sales efforts on primarily those accounts that serve customers similar to the Company's current account base. This has helped to reduce operating expenses and losses as a percentage of sales.

 The Company's marketing strategy utilizes in-store promotion as its primary means to stimulate consumer trial and repeat purchases in natural products stores and supermarkets, rather than more costly marketing strategies such as television advertising and mass-delivered consumer promotions. The Company has begun to expand its marketing activities to include direct mail and radio advertising.

 During the second quarter of 1998, the Company used radio advertising for the first time. The Company developed a series of informational radio ads designed to heighten consumers' awareness of the toxins in our homes and the environment caused by traditional household products. The ads encouraged consumers to "Break the Toxic Cycle" by using Seventh Generation(r) brand non-toxic products. The ads were broadcast in the Boston metropolitan area in conjunction with the Company's expanded grocery distribution in the Boston marketplace. If successful, this marketing program is designed to serve as a model for initiating or expanding grocery distribution in other select metropolitan markets around the country. These ads were designed not only to generate interest and trial purchase of Seventh Generation(r) brand products but also to educate and inform the consumer. As an extension of this advertising effort the Company created the opportunity for consumers to receive a free copy of the "Seventh Generation Guide to a Toxic-Free Home." This guide contains information regarding the toxic chemicals used in common household products and their effects on our health and the environment. The guide is designed to raise consumers' awareness of the prevalence of toxins in our environment and how to avoid them. The Company has spent approximately $190,000 on these activities in the second quarter of 1998 and is currently analyzing the results of this new marketing program.

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

 Seventh Generation(r) brand name products are available in natural products grocery stores and mainstream supermarkets. During the three and six months ended June 30, 1998, the Company's sales to the Natural Products Industry and supermarkets grew significantly over sales in the three and six months ended June 30, 1997 as a result of continued market penetration, increased consumer marketing and trade promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution.

 In January 1995, the Company made its first sales to supermarkets in the Northeastern United States. The Company plans to continue with its primary focus of expanding its sales and marketing efforts in the Natural Products Industry as well as continuing to expand sales to upscale supermarket chains in the Northeast and West Coast. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

RESULTS OF OPERATIONS
 Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Operations

 Net sales increased $199,247, or 11.8%, during the three months ended
June 30, 1998 to $1,892,282, compared to $1,693,035 during the three months ended June 30, 1997. This favorable performance was due primarily to the continued growth of sales to natural products and supermarket accounts and the growth of sales to other customers. In 1998 and 1997, the Company received $100,000 in non-refundable licensing revenue from Gaiam for use of the Seventh Generation(r) name in connection with the operation of its mail order catalog.

 Gross profit was $628,919 in the three months ended June 30, 1998, compared to $510,749 during 1997, an increase of $118,170 over the same period in 1997, or 23.1%. Gross profit increased to 33.2% as a percentage of sales in the 1998 period, compared to 30.2% in 1997, due primarily to an increase in purchase discounts earned on the higher purchase and inventory levels, despite the change in the markup percentage on sales to Gaiam. The decrease in gross profit on sales to Gaiam due to the change in markup percentage was approximately $30,000.

 Operating expenses were $846,970 in the three months ended June 30, 1998 compared to $627,451 during 1997, an increase of 7.7% as a percentage of sales from 37.1% of sales in the 1997 period to 44.8% of sales for the 1998 period.

 Sales and marketing expenses were $437,788 in the period, compared to $312,894 in the 1997 period. Sales and marketing expenses increased 4.7% as a percentage of sales from 18.5% in the three months ended June 30, 1997 to
23.2% in the first three months ended June 30, 1998. Included in the 1998 expenses is approximately $190,000 (approximately 10% of sales) for radio
advertising introduced in the second quarter of 1998.   See "Overview" for a
more complete description of these marketing activities.

 Operations and distribution expenses were $172,897 in the 1998 period, compared to $116,194 in the 1997 period. The additional expenses incurred were primarily due to increased warehousing and freight costs due to the introduction of new products, higher inventory levels, the changing mix of sales, and the higher sales volume. Operations and distribution expenses increased as a percentage of sales from 6.9% in the 1997 period to 9.1% in the 1998 period.

 General and administrative expenses were $236,285 in the 1998 period, compared to $198,363 in the 1997 period. The increase in expenses incurred was primarily due to increased personnel costs. General and administrative expenses increased from 11.7% of sales in the 1997 period to 12.5% of sales in the 1998 period.

 Net other expenses increased in 1998 as earnings on funds invested decreased due to a lower level of funds invested in 1998 and by an increase in interest paid due to the issuance of new debentures in the fourth quarter of 1997 at a higher interest rate than was paid on the debentures in 1997. See Footnote 5 of the financial statements for a more complete description of debenture activity.

 The net loss in the 1998 period was $138,960, compared to $26,325 in 1997, an increase of $112,635.

Transactions with Gaiam

 Pursuant to a Supply Agreement with Gaiam, the purchaser of the Company's former catalog, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam fulfilled its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended June 30, 1998, Gaiam purchased approximately $198,900 of product at cost plus 5%, yielding sales of approximately $208,800. Gross margin from these sales was approximately 4.8%. During the three months ended June 30, 1997, Gaiam purchased approximately $283,000 of product at cost plus 20%, yielding sales of approximately $340,000. Gross margin from these sales was approximately 16.7%. The decrease in gross profit for the three months ended June 30, 1998 due to the change in markup percentage was approximately $30,000. Sales to Gaiam are expected continue to reduce overall gross margin percentage through at least the third quarter of 1998.

 The table in Footnote 4 of the financial statements summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the three and six months ended June 30, 1998 and 1997.

 Gaiam has elected to renew its Licensing Agreement with the Company through May 23, 1999. Although Gaiam has changed the name on its mail order catalog to "Harmony" and may choose at any time to completely discontinue use of the Seventh Generation(r) name, this will not affect the $100,000 in non-refundable licensing revenue received in 1998 from Gaiam. In the event that Gaiam terminates the Licensing Agreement, the Company would not receive any further licensing fees, which may adversely affect the Company's future results in comparison to 1997 and 1998.

Summary

 Sales during the three months ended June 30, 1998 were $1,892,282, an increase of $199,247, or 11.8%, from the sales of $1,693,035 during the 1997 period. Gross profit was $628,919 for the three months ended June 30, 1998, an increase of $118,170, or 23.1%, from $510,749 in the 1997 period. Gross profit was 33.2% of sales for the three months ended June 30, 1998, compared to 30.2% of sales in the 1997 period. Operating expenses for the three months ended June 30, 1998 were $846,970, or 44.8% of sales, compared to $627,451, or 37.1% of sales in the 1997 period. Included in the 1998 expenses is approximately $190,000 (approximately 10% of sales) for radio advertising. In 1998 and 1997, the Company received $100,000 in non-refundable licensing revenue from Gaiam for use of the Seventh Generation(r) name in connection with the operation of its mail order catalog. The net loss for the three months ended June 30, 1998 was $138,960, or 7.3% of sales compared to $26,325, or 1.6% of sales in the 1997 period.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Operations

 Net sales increased $916,784, or 28.1%, during the six months ended
June 30, 1998 to $4,179,984, compared to $3,263,200 during the 1997 period.
This favorable performance was due primarily to the continued growth of sales to natural products and supermarket accounts and the growth of sales to other customers.

 Gross profit was $1,303,260 in the six months ended June 30, 1998, compared to $991,587 during 1997, an increase of $311,673 over the same period in 1997, or 31.4%. Gross profit increased to 31.2% as a percentage of sales in the 1998 period, compared to 30.4% in 1997, due primarily to an increase in purchase discounts earned on the higher purchase and inventory levels, despite the change in the markup percentage on sales to Gaiam. The decrease in gross profit on sales to Gaiam due to the change in markup percentage was approximately $76,000.

 Operating expenses were $1,553,705 in the six months ended June 30, 1998 compared to $1,166,888 during 1997, a increase of 1.3% as a percentage of sales from 35.8% of sales in the 1997 period to 37.1% of sales for the 1998 period.

 Sales and marketing expenses were $764,698 in the period, compared to $584,253 in the 1997 period. Sales and marketing expenses increased .3% as a percentage of sales from 17.9% in the six months ended June 30, 1997 to 18.2% in the six months ended June 30, 1998. Included in the 1998 expenses is approximately $190,000 (approximately 4.5% of sales) for radio advertising.

 Operations and distribution expenses were $330,842 in the 1998 period, compared to $221,033 in the 1997 period. The additional expenses incurred were primarily due to increased warehousing and freight costs due to the introduction of new products, higher inventory levels, the changing mix of sales, and the higher sales volume. Operations and distribution expenses increased as a percentage of sales from 6.8% in the 1997 period to 7.9% in the 1998 period.

 General and administrative expenses were $458,165 in the 1998 period, compared to $361,602 in the 1997 period. The additional expenses incurred were primarily due to increased personnel costs. General and administrative expenses decreased from 11.1% of sales in the 1997 period to 11.0% of sales in the 1998 period.

 Net other expenses increased in 1998 due to the issuance of new debentures in the fourth quarter of 1997 at a higher interest rate than was paid on the debentures in 1997. See Footnote 5 of the financial statements for a more complete description of debenture activity.

 The net loss in the 1998 period was $187,121, compared to $99,339 in 1997, an increase of $87,782.

Transactions with Gaiam

 During the six months ended June 30, 1998, Gaiam purchased approximately $510,600 of product at cost plus 5%, yielding sales of approximately $536,100. Gross margin from these sales was approximately 4.8%. During the six months ended June 30, 1997, Gaiam purchased approximately $540,000 of product at cost plus 20%, yielding sales of approximately $649,000. Gross margin from these sales was approximately 16.7%. The decrease in gross profit for the six months ended June 30, 1998 due to the change in markup percentage was approximately $76,000. Sales to Gaiam are expected continue to reduce overall gross margin percentage through at least the third quarter of 1998.

 The table in Footnote 4 of the financial statements summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the three and six months ended June 30, 1998 and 1997.

Summary

 Sales during the six months ended June 30, 1998 were $4,179,984, an increase of $916,784, or 28.1%, from the sales of $3,263,200 during the 1997 period. Gross profit was $1,303,260 for the six months ended June 30, 1998, an increase of $311,673, or 31.4%, from $991,587 in the 1997 period. Gross profit was 31.2% of sales for the six months ended June 30, 1998, compared to 30.4% of sales in the 1997 period. Operating expenses, including approximately $190,000 for radio advertising, for the six months ended June 30, 1998 were $1,553,705, or 37.1% of sales, compared to $1,166,888, or 35.8% of sales in the 1997 period. The net loss for the six months ended June 30, 1998 was $187,121, or 4.5% of sales compared to $99,339, or 3.0% of sales in the 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

 During the six months ended June 30, 1998, the Company used approximately $22,000 of its available cash balances through operations. The Company realized approximately $292,000 as accounts receivable decreased. The Company used approximately $167,000 of cash as its inventories increased. The Company used approximately $20,000 by increasing prepaid expenses. Additionally, the Company has decreased its accounts payable by approximately $27,000, while increasing its accrued liabilities by approximately $32,000. As of June 30, 1998, the Company's primary sources of liquidity were approximately $347,000 in cash, approximately $162,000 in marketable securities, and approximately $616,000 in accounts receivable.

 The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first six months of 1998 and together accounted for 52% of the Company's sales. The loss of either of these customers, a decision by one of them to significantly reduce its purchases or any disruption to their relationship with the Company could adversely affect the Company's liquidity.

 As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the first six months of 1998, the Company's net loss was $187,120, compared to $99,339 in 1997, an increase of $87,781. The Company has, for the first time, used radio advertising, at a cost of approximately $190,000, which has significantly increased its marketing expenses.

 During 1997, the Company completed a debt offering of privately placed subordinated debentures. As of December 31, 1997, $572,500 of debentures had been sold, and holders of $275,000 of existing debentures had signed agreements to participate in the new offering by converting their existing debentures into the new debentures, extending the maturity dates to
June 30, 2002. The new debentures are due June 30, 2002, and bear interest at an initial annual rate of 10.85%. The Company has the option to pay interest at the lesser of 4% over the June 30 five-year United States Treasury Note yield (currently 10.85%) or 12.5% annually through December
31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after January 1, 1999. The debentures will be convertible at a discounted price ranging from 25% to 50% of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event will the
conversion price be less than $0.50 per share.   Accordingly, a minimum of
1,695,000 shares of common stock have been reserved for the potential conversion of these debentures. In November 1998, $100,000 of debentures are scheduled to come due.

 Subsequent to June 30, 1998, the Company issued $225,000 of new variable rate debentures. The 1998 variable rate debentures are due May 31, 2003, and bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or
(b) the lesser of (i) 4% over the May 31 five-year United States Treasury
Note and (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

 The annual meeting of the Stockholders of SEVENTH GENERATION, INC., a Vermont corporation, was held on Monday, May 4, 1998 at the Company's offices located at One Mill Street, Burlington, Vermont for the purpose of electing six members to the Board of Directors to hold office until the next annual meeting of Stockholders and until their successors are duly elected and qualified.

Board of Directors Election Results:          For        Withheld  Abstentions

Arthur Gray Jr.                           1,953,565        26,050            0
Jeffrey A. Hollender                      1,953,565        26,050            0
Sheila Hollender                          1,952,465        27,150            0
Joshua Sapan                              1,952,665        26,950            0
Peter Graham                              1,948,565        31,050            0
Yoram Samets                              1,952,665        26,950            0

ITEM 5. OTHER INFORMATION

 To be considered for inclusion in the proxy statement relating to the Annual Meeting of stockholders to be held in 1999, stockholder proposals must be received no later than December 11, 1998. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received not later than March 5, 1999. All stockholder proposals should be marked for the attention of Jeffrey A. Hollender, President and Chief Executive Officer, Seventh Generation, Inc., One Mill Street, Box A26, Burlington, VT 05401-1530.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)	The following documents are filed as a part of this Report:

EXHIBITS:

Exhibit #	Description

   (11)  Statement re: Computation of Loss Per Share

   (27)  Financial Data Schedule

  (b) Reports on Form 8-K:
      No reports on Form 8-K were filed during the quarter ended June 30, 1998.


SIGNATURES


 In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SEVENTH GENERATION,  INC.

Date: August 14, 1998           By:  /s/  Jeffrey A. Hollender
                                     Jeffrey A. Hollender
                                     President and Chief Executive Officer
                                     (Principal Executive & Financial Officer)

INDEX TO EXHIBITS


                                    Sequentially
Exhibit Number                      Numbered Page

        11                             21

        27                             23

Exhibit 11

EXHIBIT 11



SEVENTH GENERATION, INC.

Calculation of Shares Used in Determining
Basic and Diluted Earnings Per Common Share


                                               Three Months Ended June 30,
                                                    1998           1997

Loss applicable to common stockholders             $(138,960)    $(26,325)

Weighted average shares outstanding                2,428,791    2,428,791

Basic and diluted earnings per share               $  (0.06)    $  (0.01)




                                                 Six Months Ended June 30,
                                                    1998            1997

Loss applicable to common stockholders           $ (187,121)  $   (99,339)

Weighted average shares outstanding               2,428,791     2,428,791

Basic and diluted earnings per share               $ (0.08)      $ (0.04)


	The calculation above for diluted earnings per common share excludes the potentially dilutive effect of both common stock equivalents (stock options and warrants) and the impact of conversion of any debentures into the Company's common stock since the impact would be anti-dilutive for both
1998 and 1997.