Form 10QSB
period 1998-09-30
SEVENTH GENERATION INC
filed 1998-11-13
CIK 852196

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

The number of shares of Common Stock, $0.000333 par value, outstanding as of October 31, 1998 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of October 31, 1998 was 1,540,869.

Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]


TOTAL NUMBER OF PAGES:  26                EXHIBIT INDEX APPEARS ON PAGE: 22

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997

ASSETS
                                            September 30,          December 31,
                                                  1998                 1997
                                               (Unaudited)
Current assets:
Cash and cash equivalents                   $    562,393          $    311,226
Short-term marketable securities                 162,154               257,698
Accounts receivable-trade, net of
 allowance for doubtful accounts of
 $26,407 at September 30, 1998 and $25,000 at
 December 31, 1997                               704,602               911,320
Accounts receivable-other                          3,625                39,856
Inventories                                      551,568               344,440
Other assets                                      67,191                54,278
                                             -----------           -----------
Total current assets                           2,051,533             1,918,818
                                             -----------           -----------
Equipment:
Computer equipment                                83,313                68,129
Equipment and furniture                           59,899                33,863
                                             -----------           -----------
                                                 143,212               101,992
Less accumulated depreciation
 and amortization                                 89,022                70,142
                                             -----------           -----------
Equipment and furniture, net                      54,190                31,850
                                             -----------           -----------

Deposits and other assets                         19,498                25,054
                                             -----------           -----------
Total assets                                $  2,125,221          $  1,975,722
                                             ===========           ===========















See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY
                                            September 30,         December 31,
                                                 1998                1997
                                             (Unaudited)
Current liabilities:
Current installments of subordinated
 convertible debentures                     $    100,000         $     100,000
Current portion of capital leases                  2,435                 2,151
Accounts payable-trade                           465,517               251,368
Other accrued expenses                           205,557               160,095
                                             -----------          ------------
Total current liabilities                        773,509               513,614

Long-term debt:
Obligations due under capital leases               4,501                 6,365
Subordinated debentures,
 excluding current installments, net of
 unamortized discount of $59,659 at
 September 30, 1998                            1,012,841               847,500
                                             -----------          ------------
Total liabilities                              1,790,851             1,367,479
                                             -----------          ------------
Commitments and contingencies

Stockholders' equity:

Preferred stock - $.001 par value;
 2,500,000 shares authorized; none issued

Common stock-$.000333 par value; 15,000,000
 shares authorized;	2,428,791 shares issued
 and outstanding in 1998 and 1997                    809                   809
Additional paid-in capital                    12,327,123            12,264,623
Accumulated deficit                          (11,993,562)          (11,657,189)
                                            ------------          ------------
Total stockholders' equity                       334,370               608,243
                                            ------------          ------------
Total liabilities and stockholders' equity $   2,125,221          $  1,975,722
                                            ============           ===========













See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                  For the Three Months Ended
                                                 September 30,   September 30,
                                                     1998            1997
                                                 (Unaudited)     (Unaudited)

Sales                                           $ 2,113,825       $ 1,564,689
Cost of sales                                     1,413,814         1,095,947
                                                 ----------        ----------
Gross profit                                        700,011           468,742
                                                 ----------        ----------
Operating expenses:
Selling and marketing expenses                      441,782           251,053
Operations and distribution expenses                155,107           116,127
General and administrative expenses                 228,443           187,444
                                                 ----------        ----------
Total operating expenses                            825,332           554,624
                                                 ----------        ----------
Other income (expense):
Interest income                                       9,223            13,144
Interest expense                                    (31,303)          (24,400)
Other                                                (1,852)             (238)
                                                 ----------        ----------
Total other expense, net                            (23,932)          (11,494)
                                                 ----------        ----------
Net loss                                        $  (149,253)      $   (97,376)
                                                 ==========        ==========
Loss per common share:                          $     (0.06)      $     (0.04)

Weighted average shares outstanding during
 the period                                       2,428,791         2,428,791





















See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                    For the Nine Months Ended
                                                   September 30, September 30,
                                                       1998          1997
                                                    (Unaudited)  (Unaudited)

Sales                                              $ 6,293,809    $ 4,827,890
Cost of sales                                        4,290,539      3,367,560
                                                    ----------     ----------
Gross profit                                         2,003,271      1,460,330
Other operating income                                 100,000        100,000
                                                    ----------     ----------
                                                     2,103,271      1,560,330
                                                    ----------     ----------
Operating expenses:
Selling and marketing expenses                       1,206,480        835,305
Operations and distribution expenses                   485,949        337,160
General and administrative expenses                    686,608        549,047
                                                    ----------     ----------
Total operating expenses                             2,379,037      1,721,512
                                                    ----------     ----------
Other income (expense):
Interest income                                         27,188         31,237
Interest expense                                       (82,239)       (66,055)
Other                                                   (5,556)          (714)
                                                    ----------     ----------
Total other expense, net                               (60,607)       (35,532)
                                                    ----------     ----------

Net loss                                           $  (336,373)   $  (196,714)
                                                    ==========     ==========

Loss per common share:                             $     (0.14)   $     (0.08)

Weighted average shares outstanding during
 the period                                          2,428,791      2,428,791

















See accompanying notes to financial statements

SEVENTH GENERATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                   For the Nine Months Ended
                                                   September 30, September 30,
                                                      1998          1997
                                                   (Unaudited)   (Unaudited)
Cash flows from operating activities:
Net loss                                          $   (336,373)  $    (99,339)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                           21,721          5,562
Provision for doubtful accounts                          1,407            500
Loss (gain) on short-term securities                       544         (4,965)

Changes in assets and liabilities:
Decrease (increase) in accounts receivable-trade       205,311       (399,833)
Decrease in accounts receivable-other                   36,231          1,583
Increase in inventories                               (207,128)       (42,445)
(Increase) decrease in other assets                    (12,913)        72,890
Decrease (increase) in deposits and other assets         5,556           (662)
(Decrease) increase in accounts payable-trade          214,149          33,826
Increase in accrued expenses                            45,462         17,224
                                                   -----------     ----------
Net cash used in operating activities                  (26,033)      (415,659)
                                                   -----------     ----------
Cash flows from investing activities:
Maturities of short-term securities                     95,000
Purchases of short-term securities                                   (500,000)
Purchases of equipment                                 (41,220)       (12,514)
                                                   -----------     ----------
Net cash provided by (used in)
 investing activities                                   53,780       (512,514)
                                                   -----------     ----------
Cash flows from financing activities:
 Proceeds from debenture offering                      225,000        235,000
 Increase in restricted cash                                 -       (236,108)
 Principal payments on capital leases                   (1,580)
                                                   -----------     ----------
Net cash provided by (used in)
 financing activities                                  223,420         (1,108)
                                                   -----------     ----------
Net increase (decrease) in cash
 and cash equivalents                                  251,167     (1,062,400)
Cash and cash equivalents, beginning of period         311,226      1,233,006
                                                   -----------     ----------
Cash and cash equivalents, end of period          $    562,393    $   170,606
                                                   ===========     ==========













See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
September 30, 1998 and 1997

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

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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

Advertising.
     Advertising, selling, and marketing expenses are expensed as they are incurred. The amounts spent on advertising, selling and marketing expenses for the three months ended September 30, 1998 and 1997 were approximately $286,000 and $88,000, respectively. Included in advertising, selling, and marketing expenses for the three months ended
September 30, 1998 and 1997 was approximately $47,000 and $25,000, respectively, for co-op advertising with distributors and retailers, and approximately $174,000 and $53,000, respectively, for charge-backs related to marketing promotions.

     The amounts spent on advertising, selling and marketing expenses for the nine months ended
September 30, 1998 and 1997 were approximately
$762,000 and $339,000, respectively. Included in advertising, selling, and marketing expense for the nine months ended September 30, 1998 and 1997 were approximately $105,000 and $76,000, respectively, for co-op advertising with distributors and retailers, and approximately $291,000 and $175,000, respectively, for charge-backs related to marketing promotions. Included in advertising, selling, and marketing expense for the nine months ended September 30, 1998 is approximately
$195,000 for radio advertising.

3.  EARNINGS PER SHARE

     Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for 1998 and 1997 and thus did not affect basic or diluted net loss per common share.

4.  TRANSACTIONS WITH GAIAM

     Pursuant to a Supply Agreement with Gaiam, Inc., the
purchaser of the Company's former catalog
("Gaiam"), the Company sells its brand name products to
Gaiam, which Gaiam resells through its mail order catalog.
Gross margins from these sales are lower than on sales to
other customers.  Pursuant to the Supply Agreement,
Gaiam was obligated to purchase from the Company a
minimum of $2,500,000 of brand name products over a
three-year period, beginning May 24, 1995, at cost plus
20%.  During the year ended December 31, 1997, Gaiam
fulfilled its $2,500,000 obligation under this Agreement.
Pursuant to the Supply Agreement, the Company now
sells its brand name products to Gaiam at cost plus 5%.
During the three months ended September 30, 1998,
Gaiam purchased approximately $277,140 of product at
cost plus 5%, yielding sales of approximately $291,000.
Gross margin from these sales was approximately 4.8%.
During the three months ended September 30, 1997,
Gaiam purchased approximately $138,000 of product at
cost plus 20% under the terms of the Supply Agreement,
yielding approximately $165,000 in sales, fulfilling its
$2,500,000 obligation under this Agreement.  During the
three months ended September 30, 1997, Gaiam also
purchased approximately $133,000 of product at cost plus
5%, yielding sales of approximately $140,000.   The
combined product purchase of approximately $271,000 yielded sales of approximately $305,000. The decrease in gross profit for the three months ended September 30, 1998 due to the change in markup percentage was approximately $20,000. During the nine months ended
September 30, 1998, Gaiam purchased approximately
$788,100 of product at cost plus 5%, yielding sales of approximately $827,500. Gross margin from these sales was approximately 4.8%. During the nine months ended
September 30, 1997, Gaiam purchased approximately
$810,900 of product, yielding sales of approximately
$954,000. Gross margin from these sales was approximately 15.0%.

     The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                               Gaiam        Others       Total

Three months ended September 30, 1998       $291,000    $1,822,800  $2,113,800
Gross profit percentage                         4.8%         37.6%       33.1%

Three months ended September 30, 1997       $305,000    $1,259,000  $1,564,000
Gross profit percentage                        11.1%         33.7%       30.0%

Percentage (decrease) increase in
  sales from 1997                              (4.6%)        44.8%       35.1%

Nine months ended September 30, 1998        $827,500    $5,466,300  $6,293,800
Gross profit percentage                         4.8%         35.9%       31.8%

Nine months ended September 30, 1997        $954,000    $3,874,000  $4,828,000
Gross profit percentage                        15.0%         34.0%       30.3%

Percentage (decrease) increase in
  sales from 1997                             (13.3%)        41.1%       30.4%

     The Company also entered into a Licensing
Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh
Generationr trademark in connection with a consumer mail order catalog. In June of 1997, Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1998. The license fee requires no further performance by the Company and was recognized as revenue. In June of 1998, Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1999. The license fee requires no further performance by the Company and was recognized as revenue. Gaiam has changed the name on its mail order catalog to "Harmony" and may choose at any time to completely discontinue use of the Seventh Generationr name. Accordingly, the Company does not anticipate receiving any further licensing revenue pursuant to this Agreement.

     The Company also entered into a limited Non-
Compete Agreement with Gaiam, pursuant to which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

5.  SUBORDINATED DEBENTURES

                                         September 30,1998   December 31, 1997
Variable rate subordinated debentures,
  unsecured, due June 30, 2002                 $   847,500        $    847,500

Variable rate subordinated debentures,
  unsecured, due May 31, 2003                      225,000

10% subordinated convertible debentures,
  unsecured, due November 30, 1998,
  convertible at a price per common share
  of $6.67                                         100,000             100,000
                                                ----------         -----------
Total subordinated debentures                    1,172,500             947,500
Less current installments                         (100,000)           (100,000)
Less unamortized discount                          (59,659)                  -
                                                ----------         -----------
Subordinated debentures, less current
installments and unamortized discount           $1,012,841         $   847,500
                                                ==========         ===========

     The variable rate debentures due May 31, 2003, bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or (b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note yield and (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price. Accordingly, a minimum of 225,000 shares of common stock are reserved for the potential conversion of these debentures.
A portion of the proceeds in the amount of $62,500 from the offering was allocated to paid in capital as a discount on the debentures. The discount amount represents the difference between the potential conversion price and the fair market value of the Company's common stock at the date of issuance of the debentures. This discount will be amortized and recorded as interest expense over the term of the debentures.

     The variable rate debentures due June 30, 2002, bear interest at an initial annual rate of 10.85%. The Company has the option to pay interest semiannually at the lesser of 4% over the June 30 five-year United States Treasury
Note yield (currently 9.454%) or 12.5% annually through December 31, 1998. At January 1, 1999, the Company has the option of paying interest as previously calculated or paying an annual rate of 22%. If the Company chooses to continue paying interest as previously calculated, the debentures become convertible at the option of the debenture holder at any time after January 1, 1999. The debenture will be convertible at a discounted price ranging from 25% to 50% of the fair market value of the Company's common stock, based on certain stock price benchmarks. In no event will the conversion price be less than $0.50 per share, which approximates the fair market value of the stock at the time the debt was issued. Accordingly, a minimum of 1,695,000 shares of common stock are reserved for the potential conversion of these debentures. The number of shares of common stock reserved for the potential conversion of convertible debentures was 14,993 at September 30, 1998 and December 31, 1997.

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

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of the Company's financial instruments at September 30, 1998 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

8.  RELATED PARTY TRANSACTIONS

     During 1997, the Company engaged KSV
Communicators, the firm of one of its directors, Yoram
Samets, to perform marketing services at a cost of approximately $37,000 for the year ended December 31, 1997. These services have cost approximately $330,000 during the first nine months of 1998, of which approximately $130,000 was for reimbursements for radio advertising air time purchased for the Company by KSV
Communicators.

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

10.  MAJOR SUPPLIERS AND CUSTOMERS

     The Company purchased approximately 86% of its product from four suppliers during the nine months ended
September 30, 1998.

     The Company had sales of approximately 56% to two customers during the nine months ended September 30, 1998 and approximately 58% of accounts receivable were due from two customers as of September 30, 1998.

     During 1998 and 1997, Jeffrey A. Hollender, the Chief
Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued
SFAS No.131, "Disclosures About Segments of an
Enterprise and Related Information," which is required to be adopted by the Company no later than fiscal year 1998.
This statement introduces a new model for segment reporting, called the management approach. The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company plans to adopt this statement in fiscal year 1998.

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

12.  SUBSEQUENT EVENTS

     The Company has entered into an agreement with a bank whereby the Company may elect to sell up to $500,000 of eligible accounts receivable to the bank at the Company's option. Under the agreement, the bank purchases the receivables at face value, withholding 20% as a reserve against uncollectable amounts. The reserve is adjusted semi-monthly to reflect payments received by the bank. In connection with this agreement, the Company must pay the bank a service fee of $1.00 per invoice plus a processing fee based upon the timeliness of payments received by the bank. The processing fees range from .47% to 2.04% of the face value of the invoice.
The Company is obligated to repurchase any invoices that exceed 60 days in age. To date, the Company has not elected to sell any of its accounts receivable to the bank.

     The Boston Stock Exchange suspended the
Company's common stock and warrants from trading as of the close of business on November 3, 1998 and filed for delisting with the Securities and Exchange Commission.
The Company does not meet current minimum maintenance requirements.

13.  LITIGATION

     An action entitled Venus Laboratories, Inc. v. Seventh Generation, Inc. was commenced on September 10, 1998 in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleges that the Company unfairly competed with the plaintiff in violation of the Lanham Act by distributing promotional materials which falsely claimed that the plaintiff's product contained petroleum-based surfactants according to independent test results. The complaint seeks injunctive relief, unspecified damages, trebled, and attorneys' fees. The Company intends to defend this claim vigorously.
However, the Company does not believe that the final disposition of this matter will have a material adverse effect on the Company's financial condition or results of operation.

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

     The Company's primary strategic objective is to establish Seventh Generation(r) as the leading brand name for household products that are "safer for you and the environment." The Company believes that it is today one of the leading marketers of environmentally friendly household products in the United States and in Central and Western Canada. The Company sells Seventh
Generation(r) brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast. The Company previously tested an additional sales distribution channel through its "Learning to Make a Difference" program and has decided to discontinue this program after evaluating the results. The Company's products are also marketed through the Harmony mail order catalog, formerly the Seventh Generationr mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(r) trademarked name pursuant to a Licensing Agreement further described below.

     Seventh Generation(r) brand name products include:
paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach, cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable, plastic trash bags made from 100% recycled plastic, full spectrum light bulbs, baby wipes, a food freshness system for refrigerators, and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

     The Company's sales strategy is to focus primarily on the Natural Products Industry and, secondarily, on sales to select supermarkets and mail order catalogs. In addition, the Company sells a limited number of privately labeled products to a limited number of select major customers.
This approach is designed to reduce the Company's risks by focusing sales efforts primarily on those accounts that serve customers consistent with the Company's current account base.

     The Company's marketing strategy utilizes in-store promotion as its primary means to stimulate consumer trial and repeat purchases in natural products stores and supermarkets, rather than more costly marketing strategies such as television advertising and mass-delivered consumer promotions. The Company has begun to expand its marketing activities by testing direct mail and local radio advertising.

     During the second quarter of 1998, the Company used radio advertising for the first time. The Company developed a series of informational radio ads designed to heighten consumers' awareness of the toxins in our homes and the environment caused by traditional household products. The ads encouraged consumers to "Break the Toxic Cycle" by using Seventh Generation(r) brand non-toxic products. The ads were broadcast in the Boston metropolitan area in conjunction with the Company's expanded grocery distribution in the Boston marketplace. If considered successful, this marketing program may serve as a model for initiating or expanding grocery distribution in other select metropolitan markets around the country. The Company has spent approximately $195,000 on these activities in the second and third quarters of 1998 and is currently analyzing the results of this new marketing program.

     During the third quarter of 1998, the Company introduced a new performance-based cooperative advertising and promotion strategy designed to increase the number of the Company's products carried by retail outlets. Retailers were given the opportunity to enter into an agreement whereby the Company would financially support their merchandising activities of the Company's products. The key objective of the program is to expand distribution and shelf presence for the Company's 37-item product line. The agreement states that the retailer must stock a minimum of 25 core products. The retailer also must agree to give the Company's products an equal or greater number of shelf facings as compared to the Company's principal competitors. This additional shelf space provides the Company with increased product exposure that could, if successful, increase sales.
Through this new program, the Company will also receive detailed information of product sales by these retailers.

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

     Seventh Generation(r) brand name products are available in natural products grocery stores and mainstream supermarkets. During the three and nine months ended September 30, 1998, the Company's sales to the Natural Products Industry and supermarkets grew significantly over sales in the three and nine months ended
September 30, 1997 as a result of continued market penetration, increased consumer marketing and trade promotions, and new product introductions. The Company plans to continue its efforts to introduce new products and expand distribution.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 1998 Compared to
Three Months Ended September 30, 1997

Operations

     Net sales increased $549,136, or 35.1%, during the three months ended September 30, 1998 to $2,113,825, compared to $1,564,689 during the three months ended
September 30, 1997. This favorable performance was due primarily to the continued growth of sales of the Company's products and the introduction of new products.

     Gross profit was $700,011 in the three months ended
September 30, 1998, compared to $468,742 during 1997, an increase of $231,269 over the same period in 1997, or 49.3%. Gross profit increased to 33.1% as a percentage of sales in the 1998 period, compared to 30.0% in 1997, due primarily to the changing mix of sales, despite the change in the markup percentage on sales to Gaiam. The decrease in gross profit on sales to Gaiam due to the change in markup percentage was approximately $20,000.

     Operating expenses were $825,332 in the three months ended September 30, 1998 compared to $554,624 during 1997, an increase of 3.6% as a percentage of sales from 35.4% of sales in the 1997 period to 39.0% of sales for the 1998 period.

     Sales and marketing expenses were $441,782 in the three months ended September 30, 1998, compared to $251,053 in the 1997 period. Sales and marketing expenses increased 4.9% as a percentage of sales from 16.0% in the three months ended September 30, 1997 to 20.9% in the three months ended September 30, 1998.
The increase in expenditures was primarily due to the new performance based cooperative marketing program described in the "Overview".

     Operations and distribution expenses were $155,107 in the three months ended September 30, 1998, compared to $116,127 in the 1997 period. The additional expenses incurred were primarily due to increased warehousing and freight costs due to the introduction of new products, higher inventory levels, the changing mix of sales, and the higher sales volume. Operations and distribution expenses decreased as a percentage of sales from 7.4% in the 1997 period to 7.3% in the 1998 period.

     General and administrative expenses were $228,443 in the three months ended September 30, 1998, compared to $187,444 in the 1997 period. The increase in expenses incurred was primarily due to increased personnel costs.
General and administrative expenses decreased from 12.0% of sales in the 1997 period to 10.8% of sales in the 1998 period.

     Net other expenses increased in 1998 as earnings on funds invested decreased as a result of lower level of funds invested in 1998 and of an increase in interest paid resulting from the issuance of new debentures in the fourth quarter of 1997 at a higher interest rate than was paid on the debentures in 1997, and the issuance of new debentures in the third quarter of 1998. See Footnote 5 of the financial statements for a more complete description of debenture activity.

     The net loss in the 1998 period was $149,253, compared to $97,376 in 1997, an increase of $51,877.
The increase in the loss was primarily due to the increased sales and marketing expenditures for the new cooperative marketing program described in the "Overview", the decreased margin on sales to Gaiam, and other marketing activities.

Transactions with Gaiam

     Pursuant to a Supply Agreement with Gaiam, Inc., the
purchaser of the Company's former catalog ("Gaiam"), the
Company sells its brand name products to Gaiam, which
Gaiam resells through its mail order catalog.  Gross
margins from these sales are lower than on sales to other
customers.  Pursuant to the Supply Agreement, Gaiam
was obligated to purchase from the Company a minimum
of $2,500,000 of brand name products over a three-year
period, beginning May 24, 1995, at cost plus 20%.  During
the year ended December 31, 1997, Gaiam fulfilled its
$2,500,000 obligation under this Agreement.  Pursuant to
the Supply Agreement, the Company now sells its brand
name products to Gaiam at cost plus 5%.  During the
three months ended September 30, 1998, Gaiam
purchased approximately $277,140 of product at cost plus
5%, yielding sales of approximately $291,000.  Gross
margin from these sales was approximately 4.8%. During
the three months ended September 30, 1997, Gaiam
purchased approximately $138,000 of product at cost plus
20% under the terms of the Supply Agreement, yielding
approximately $165,000 in sales, fulfilling its $2,500,000
obligation under this Agreement .  During the three months
ended September 30, 1997, Gaiam also purchased
approximately $133,000 of product at cost plus 5%,
yielding sales of approximately $140,000.   The combined
product purchase of approximately $271,000 yielded sales of approximately $305,000. The decrease in gross profit for the three months ended September 30, 1998 due to the change in markup percentage was approximately
$20,000. During the nine months ended September 30, 1998, Gaiam purchased approximately $788,100 of product at cost plus 5%, yielding sales of approximately
$827,500. Gross margin from these sales was approximately 4.8%.

     The table in Footnote 4 of the financial statements summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the three and nine months ended September 30, 1998 and 1997.

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

Summary

     Sales during the three months ended September 30, 1998 were $2,113,825, an increase of $549,136, or
35.1%, from sales of $1,564,689 during the 1997 period.
Gross profits were $700,011 for the three months ended
September 30, 1998, an increase of $231,269, or 49.3%, from $468,742 in the 1997 period. Gross profits were 33.1% of sales for the three months ended September 30, 1998, compared to 30.0% of sales in the 1997 period.
Operating expenses for the three months ended
September 30, 1998 were $825,332, or 39.0% of sales, compared to $554,624, or 35.4% of sales in the 1997 period. The net loss for the three months ended
September 30, 1998 was $149,253, or 7.1% of sales compared to $97,376, or 6.2% of sales in the 1997 period.

Nine months Ended September 30, 1998 Compared to
Nine months Ended September 30, 1997

Operations

     Net sales increased $1,465,919, or 30.4%, during the
nine months ended September 30, 1998 to $6,293,809,
compared to $4,827,890 during the 1997 period.  This
favorable performance was due primarily to the continued
growth of sales to natural products and supermarket
accounts and the growth of sales to other customers.   In
1998 and 1997, the Company received $100,000 in non-refundable licensing revenue from Gaiam for use of the Seventh Generation(r) name in connection with the operation of its mail order catalog.

     Gross profit was $2,003,271 in the nine months ended
September 30, 1998, compared to $1,460,330 during the same period in 1997, an increase of $542,941, or 37.2%.
Gross profits increased to 31.8% as a percentage of sales in the nine months ended September 30, 1998, compared to 30.3% during the same period in 1997, due primarily to the changing mix of sales and an increase in purchase discounts earned on the higher purchase and inventory levels, despite the change in the markup percentage on sales to Gaiam.

     Operating expenses were $2,379,037 in the nine months ended September 30, 1998 compared to $1,721,512 during 1997, a increase of 2.1% as a percentage of sales from 35.7% of sales in the 1997 period to 37.8% of sales for the 1998 period.

     Sales and marketing expenses were $1,206,480 in the nine months ended September 30, 1998, compared to $835,305 in the 1997 period. Sales and marketing expenses increased 1.9% as a percentage of sales from 17.3% in the nine months ended September 30, 1997 to 19.2% in the nine months ended September 30, 1998.
Included in the 1998 expenses is approximately $195,000
(approximately 3.1% of sales) for radio advertising in Boston.

     Operations and distribution expenses were $485,949 in the nine months ended September 30, 1998, compared to $337,160 in the 1997 period. The additional expenses incurred were primarily due to increased warehousing and freight costs due to the introduction of new products, higher inventory levels, the changing mix of sales, and the higher sales volume. Operations and distribution expenses increased as a percentage of sales from 7.0% in the 1997 period to 7.7% in the 1998 period.

     General and administrative expenses were $686,608 in the nine months ended September 30, 1998, compared to $549,047 in the 1997 period. The additional expenses incurred were primarily due to increased personnel costs.
General and administrative expenses decreased from 11.4% of sales in the 1997 period to 10.9% of sales in the 1998 period.

     Net other expenses increased in 1998 due to the issuance of debentures in the third quarter of 1998 and the issuance of debentures in the fourth quarter of 1997. See
Footnote 5 of the financial statements for a more complete description of debenture activity.

     The net loss in the 1998 period was $336,373, compared to $196,714 in 1997, an increase of $139,659.
The increased loss was primarily due to increased marketing activities, primarily the radio advertising and the new cooperative marketing program, as well as the decrease in markup percentage applicable to sales to Gaiam.

Transactions with Gaiam

     During the nine months ended September 30, 1998, Gaiam purchased approximately $788,100 of product at cost plus 5%, yielding sales of approximately $827,500.
Gross margin from these sales was approximately 4.8%.
During the nine months ended September 30, 1997, Gaiam purchased approximately $810,900 of product, yielding sales of approximately $954,000. Gross margin from these sales was approximately 15.0%.

     The table in Footnote 4 of the financial statements summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the three and nine months ended September 30, 1998 and 1997.

Summary

     Sales during the nine months ended September 30, 1998 were $6,293,809, an increase of $1,465,919, or
30.4%, from the sales of $4,827,890 during the 1997 period. Gross profits were $2,003,271 for the nine months ended September 30, 1998, an increase of $542,941, or 37.2%, from $1,460,330 in the 1997 period. Gross profits were 31.8% of sales for the nine months ended
September 30, 1998, compared to 30.3% of sales in the 1997 period. Operating expenses, including approximately $195,000 for radio advertising, for the nine months ended September 30, 1998 were $2,379,037, or 37.8% of sales, compared to $1,721,512, or 35.7% of sales in the 1997 period. The net loss for the nine months ended September 30, 1998 was $336,373, or 5.3% of sales compared to $196,714, or 4.1% of sales in the 1997 period.

     In 1998 and 1997, the Company received $100,000 in non-refundable licensing revenue from Gaiam for use of the Seventh Generation(r) name in connection with the operation of its mail order catalog.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, the Company used approximately $26,000 of its available cash balances through operations. The Company realized approximately $205,000 as accounts receivable decreased. The Company used approximately $207,000 of cash as its inventories increased. The Company used approximately $13,000 by increasing prepaid expenses.
Additionally, the Company has increased its accounts payable by approximately $214,000, while increasing its accrued liabilities by approximately $45,000. As of September 30, 1998, the Company's primary sources of liquidity were approximately $562,000 in cash, approximately $162,000 in marketable securities, and approximately $705,000 in accounts receivable.

     The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in the first nine months of 1998 and together accounted for 56% of the Company's sales. The loss of either of these customers, a decision by one of them to significantly reduce its purchases or any disruption to their relationship with the Company could adversely affect the Company's liquidity.

     As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the first nine months of 1998, the Company's net loss was $336,373, compared to $196,714 in 1997, an increase of $139,659.
The Company has, for the first time, used radio advertising. The Company has also introduced a new cooperative marketing program. These activities have significantly increased its marketing expenses.

     During 1997, the Company completed a debt offering
of privately placed subordinated debentures.  These
variable rate debentures due June 30, 2002, bore interest
at an initial annual rate of 10.85%.  The Company has the
option to pay interest semiannually at the lesser of 4%
over the June 30 five-year United States Treasury Note
yield (currently 9.454%) or 12.5% annually through
December 31, 1998.  At January 1, 1999, the Company
has the option of paying interest as previously calculated
or paying an annual rate of 22%.  If the Company chooses
to continue paying interest as previously calculated, the
debentures become convertible at the option of the
debenture holder at any time after January 1, 1999.  The
debenture will be convertible at a discounted price ranging
from 25% to 50% of the fair market value of the
Company's common stock, based on certain stock price
benchmarks.  In no event will the conversion price be less
than $0.50 per share, which approximates the fair market
value of the stock at the time the debt was issued.
Accordingly, a minimum of 1,695,000 shares of common
stock are reserved for the potential conversion of these
debentures.  The number of shares of common stock
reserved for the potential conversion of convertible
debentures was 14,993 at September 30, 1998 and
December 31, 1997.  Accordingly, a minimum of
1,695,000 shares of common stock have been reserved
for the potential conversion of these debentures.  In
November 1998, $100,000 of debentures are scheduled to
come due.   See footnote 5 of the financial statements for
a complete description of these debentures.

     During the third quarter of 1998, the Company issued $225,000 of new variable rate debentures. The 1998 variable rate debentures are due May 31, 2003, and bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or (b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note yield and (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price. A portion of the proceeds in the amount of $62,500 from the offering was allocated to paid in capital as a discount on the debentures. The discount amount represents the difference between the fair market value and the potential conversion price of the Company's common stock at the date of issuance of the debentures. This discount will be amortized and recorded as interest expense over the term of the debentures.

     The Company has entered into an agreement with a bank whereby the Company may elect to sell up to $500,000 of eligible accounts receivable to the bank at the Company's option. Under the agreement, the bank purchases the receivables at face value, withholding 20% as a reserve against uncollectable amounts. The reserve is adjusted semi-monthly to reflect payments received by the bank. In connection with this agreement, the Company must pay the bank a service fee of $1.00 per invoice plus a processing fee based upon the timeliness of payments received by the bank. The processing fees range from .47% to 2.04% of the face value of the invoice.
The Company is obligated to repurchase any invoices that exceed 60 days in age. To date, the Company has not elected to sell any of its accounts receivable to the bank.

     The Boston Stock Exchange suspended the
Company's common stock and warrants from trading as of the close of business on November 3, 1998 and filed for delisting with the Securities and Exchange Commission.
The Company does not meet current minimum maintenance requirements. The Company's Common
Stock will continue to be available "over the counter" under the symbol SVNG.

YEAR 2000

     The Year 2000 issue is the result of computer
programs being written using two digits rather than four to
define the applicable year.  Any of the Company's
computer programs that have date-sensitive software or
embedded micro-controllers may recognize a date using
"00" as the year 1900 rather than the year 2000.   This
could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

     During fiscal 1998, the Company completed an initial review of its information and non-information technology systems, including its existing and planned computer software and hardware. After the initial review, the Company has identified three areas of potential Year 2000 risk: financial and ancillary software, computers and embedded-chip hardware and non-compliance of vendors and customers.

     As a result, a more in-depth analysis is currently ongoing. Internally, this second analysis will include the testing of internally developed systems. The internal portion of the second analysis just recently commenced and is not expected to be completed until the end of calendar year 1998. The Company has, however, implemented financial and operational software packages that currently utilize six digits to identify the transaction year and period. Additionally, the Company has been actively upgrading its computers and embedded-chip hardware to ensure Year 2000 compliance. Currently, the Company estimates that 90% of its computers and embedded-chip hardware are Year 2000 compliant. The
Company intends to reach 100% compliance by the end of calendar year 1998. The Company presently believes that with additional modifications to existing software and conversions to new software and systems, the Year 2000 issue will not pose significant operational problems for its computer and other information systems.

     If required, the Company will utilize additional internal and external resources to reprogram, replace (if necessary), and test its software and systems for Year
2000 modifications. Externally, the Company's preparations for the Year 2000 issue will consist of soliciting and obtaining certification of Year 2000 compliance from third-party software vendors and determining the readiness of its significant suppliers and customers. This process is expected to be completed by the end of the first quarter of calendar year 1999.

     If such modifications, conversions and/or replacements are not made, are not completed timely, or if any of the Company's suppliers or customers do not successfully deal with the Year 2000 issue, the Year 2000 issue could have material impact on the operations of the Company. The Company could experience delays in receiving or distributing products that would increase its costs and that could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time. In the extreme, such problems could bring the Company to a standstill.

     While management has not yet specifically determined the costs associated with its Year 2000 readiness efforts, monitoring and managing the Year 2000 issue will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third-party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. The Company estimates the total cost for upgrading its computer system and embedded-chip hardware will be approximately
$15,000. Indirect costs will principally consist of the time devoted by existing employees in monitoring software vendor progress, testing enhanced software products and implementing any necessary contingency plans. Such costs have not been material to date. Both direct and indirect costs of addressing the Year 2000 issue will be charged to earnings as incurred.

     After evaluating its internal compliance efforts as well as the compliance of third parties as described above, the Company will develop during calendar year 1999 appropriate contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not Year 2000 complaint. Some risks of the Year 2000 Issue, however, are beyond the control of the Company and its suppliers and customers. For example, no preparations or contingency plan will protect the Company from a downturn in economic activity caused by the possible ripple effect throughout the entire economy caused by the Year 2000 issue.

SUBSEQUENT EVENTS

     The Company has entered into an agreement with a bank whereby the Company may elect to sell up to $500,000 of eligible accounts receivable to the bank at the Company's option. Under the agreement, the bank purchases the receivables at face value, withholding 20% as a reserve against uncollectable amounts. The reserve is adjusted semi-monthly to reflect payments received by the bank. In connection with this agreement, the Company must pay the bank a service fee of $1.00 per invoice plus a processing fee based upon the timeliness of payments received by the bank. The processing fees range from .47% to 2.04% of the face value of the invoice.
The Company is obligated to repurchase any invoices that exceed 60 days in age. To date, the Company has not elected to sell any of its accounts receivable to the bank.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     An action entitled Venus Laboratories, Inc. v. Seventh Generation, Inc. was commenced on September 10, 1998 in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleges that the Company unfairly competed with the plaintiff in violation of the Lanham Act by distributing promotional materials which falsely claimed that the plaintiff's product contained petroleum-based surfactants according to independent test results. The complaint seeks injunctive relief, unspecified damages, trebled, and attorneys' fees. The Company intends to defend this claim vigorously.
However, the Company does not believe that the final disposition of this matter will have a material adverse effect on the Company's financial condition or results of operation.

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
		No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVENTH GENERATION, INC.

Date: November  13, 1998
By:   /s/ Jeffrey A. Hollender
      President and Chief Executive Officer
      (Principal Executive & Financial Officer)

INDEX TO EXHIBITS


                                    Sequentially
Exhibit Number                      Numbered Page

        11                             23

        27                             25

Exhibit 11

EXHIBIT 11



SEVENTH GENERATION, INC.

Calculation of Shares Used in Determining
Basic and Diluted Earnings Per Common Share


                                             Three Months Ended September 30,
                                                    1998           1997

Loss applicable to common stockholders             $(149,253)    $(97,376)

Weighted average shares outstanding                2,428,791    2,428,791

Basic and diluted earnings per share               $  (0.06)    $  (0.04)




                                             Nine Months Ended September 30,
                                                    1998            1997

Loss applicable to common stockholders           $ (336,373)  $  (196,714)

Weighted average shares outstanding               2,428,791     2,428,791

Basic and diluted earnings per share               $ (0.14)      $ (0.08)

     The calculation above for diluted earnings per common share excludes the potentially dilutive effect of both common stock equivalents (stock options and warrants) and the impact of conversion of any debentures into the Company's common stock since the impact would be anti-dilutive for both
1998 and 1997.