Form 10KSB
period 1998-12-31
SEVENTH GENERATION INC
filed 1999-03-30
CIK 852196

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1998    Commission file number 1-12614

                            SEVENTH GENERATION, INC.
                 (Name of small business issuer in its charter)

              Vermont                                    03-0300509
 --------------------------------            ---------------------------------
  State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation of organization

     1 Mill St., Box A26, Burlington, Vermont             05401-1530
     ----------------------------------------             ----------
     (Address of principal executive offices)             (Zip Code)

                   Issuer's Telephone Number: (802) 658-3773
                                              --------------

Securities registered under Section 12(b) of the Exchange Act

Title of each class            Name of exchange on which registered
-------------------            ------------------------------------

Securities registered pursuant to Section 12(g) of the Exchange Act

Common Stock, $.000333 par value
--------------------------------
Redeemable Common Stock Purchase Warrants
-----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Issuer's revenues for the fiscal year ended December 31, 1998:  $8,953,080

The aggregate market value of the voting stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in determining such value is an affiliate) was approximately $1,815,521 as of March 8, 1999 (computed by reference to the average of the bid and ask price of such stock on the OTC Bulletin Board). The number of shares of Common Stock, $.000333 par value, outstanding as of March 8, 1999, was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of March 8, 1999 was 1,540,869.

                   DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in response to Part III of Form 10-KSB is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held May 17, 1999.

TOTAL NUMBER OF PAGES: 37    EXHIBIT INDEX APPEARS ON PAGE: 31

PART I

Item 1.   Business

Introduction

     Seventh Generation, Inc. (the "Company"), is a ten-year-old consumer products marketing company who's primary strategic objective is to establish Seventh Generation(R) as the leading brand name for household products that are "safer for you and the environment." The Company was incorporated in Vermont in September 1988. The Company is a leading marketer of environmentally friendly household products in the United States Natural Products Industry. The Company sells Seventh Generation(R) brand name products through distributors to natural products stores throughout the United States and in Western Canada. It is selectively expanding distribution of its brand name products into upscale supermarkets primarily in the Northeast and on the West Coast.

     Seventh Generation(R) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber, with high post consumer content and are manufactured without the use of chlorine bleach; cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 80% recycled plastic; full spectrum light bulbs; baby wipes; feminine hygiene products and its new Food Freshness System. The Company markets and distributes, but does not manufacture, its products.

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

     From 1988 to 1995 the Company operated the Seventh Generation(R) mail order catalog. Over this time period tens of millions of Seventh Generation(R) catalogs were mailed to consumers who share the same demographics as natural product consumers. Although the Company's mail order catalog business was sold to Gaiam, Inc. ("Gaiam") in May 1995, the Company believes that the catalog mailings contributed significantly to the current awareness level of the Seventh Generation(R) brand.

The Market for Non-toxic, Environmentally Safe Products

     The Company's primary customers are consumers who are concerned about their health and the health of the environment. Recent studies indicate that there are a large number of people who identify themselves as environmentalists and who act upon this concern and purchase "green" products. A number of reports issued over the past two years, briefly summarized below, confirm this view.

 . A recent survey conducted by Porter Novelli for the World Wildlife Fund asked people to pick from a list of items something that they would be willing to do for at least 500 days as "your personal gift to the planet." The most frequent answer was "buy environmentally friendly products like recycled paper products."

 . A 1997 Roper Starch "Green Gauge" report found that the number of consumers reading labels "to see if contents are environmentally safe" jumped from 19% in 1996 to 25% in 1997.

 .  A November 1997 survey by the National Environmental Education & Training
   Foundation found that 90% of those surveyed regularly engage in at least 6 of 10 activities to protect the environment.

 . A study by Cambridge Report, published in February 1997 found that 78% of the public believes that "recycling used products into new products is absolutely essential."

     For the fourth year in a row, sales of natural products were reported to grow by greater than 20%. This growth brings total sales in natural products / health food stores and health food chains up to $14.8 billion, according to the June 1998 issue of the Natural Foods Merchandiser. This represents tremendous expansion in an industry that had total sales of under $1 billion in 1980.

     The Company's marketing strategy is focused on building sales through strategic supplier relationships, targeted retailers and distributors that are serving this market. The Company's strategy is in part to obtain a strategic advantage through the development of its brand and with its social and environmental reputation as it competes with many larger companies with greater financial resources.

Brand Positioning

"Sometimes pollution can be at it's worst inside your home. Blame it on household chemicals."
     Wall Street Journal, December 7, 1998

"Clean with caution. In a push to awaken consumers to the dangers lurking in their cleaning cabinets, the Consumer Labeling Initiative has launched a 'Read the label first' campaign."
     Gannett News Service, September 19, 1998

"EPA to hunt for dangers in every day products...at costs some experts suggest could exceed $100 million."
     New York Times, August 31, 1998

     In mid-1997 the Company began to change the message that appears beneath its name from "Products for a Healthy Planet" to "Safer for You and the Environment." This change represents a significant and fundamental change in the positioning of the Company's brand. From 1997 forward, all of the Company's marketing communications have focused on the issues of health, safety and "non-toxic" as well as traditional environmental issues. Based upon consumer research performed by the Company in early 1997, the Company believes that this change provides a more compelling positioning for most of the customers shopping in natural products retailers. While many consumers care about the environment, the issue of product safety resides much higher on the consumers' list of decision-making priorities.

     The EPA has documented that the air inside our homes is on average two to five times more polluted than the air outside and that a leading cause of indoor air pollution comes from traditional household cleaners. As such, consumers are becoming increasingly aware of the need for alternative "non-toxic" cleaners.

Products and Product Development

     The Company strives to be a pioneer and leader in the marketing of non-toxic, environmentally safe consumer products, and believes it is equally important to develop competitively priced, high-quality products. In addition, the Company strives to present to its customers' complete and detailed information about the positive environmental impact of the products the Company sells, and believes this is an important value-added service.

     The Company markets products in a number of categories. The Company's products include 100% recycled, non chlorine bleached paper products, such as bathroom and facial tissues, paper towels, napkins and plates; a diverse range of non-toxic, biodegradable laundry and cleaning products; trash bags made from recycled plastic; full spectrum light bulbs; and personal care products, including baby wipes and feminine hygiene products, and a new product called the Food Freshness System.

     The Company considers the development of new products and the improvement of its current products to be an important part of its overall business strategy. The Company's senior management is directly involved in both of these activities. The Company estimates that in each of fiscal 1997 and 1998 it spent approximately $50,000 to develop new branded products.

     In 1998 the Company introduced two new products, a trial size version of liquid laundry detergent and the Food Freshness System. The Company also introduced three free-standing corrugated display units. These included a display for the new trial size liquid laundry detergent, a seasonal display unit for full spectrum light bulbs, and a display for the Food Freshness System for refrigerators. The Food Freshness System is a mixture of 100% natural minerals that regulates the humidity in refrigerators and absorbs odors. It was developed for the restaurant and professional food service industry. By regulating humidity, lower temperatures are maintained in the refrigerator, reducing bacterial and fungal growth by up to 60%. Reduced bacterial growth extends the shelf life and enhances the freshness of most perishable foods as well as preventing food-borne illness. The Food Freshness System also absorbs odors and reduces the transfer of odors between foods.

     The Company markets and distributes, but does not manufacture any of its products. During 1998, the Company purchased products from ten suppliers. The Company relied on four suppliers for approximately 83% of its inventory purchases in 1998 (compared to reliance on three suppliers for approximately 76% in 1997). The Company has no long-term contracts with any of its suppliers. The loss of any one of these suppliers, or a disruption in product availability from them, could have a material adverse effect on the Company's results from operations.

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

Consumer Education

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

     In 1996, the Company published "Frequently Asked Questions about Chlorine," the first in a series of educational brochures. The series is an integral part of the Company's ongoing public education campaign. The campaign will focus on answering frequently asked questions that consumers have about the environment and environmental products. The educational series is available free to the public and will be distributed by mail and through natural products stores nationally. The second publication in this series, "Frequently Asked Questions about Petroleum and Household Cleaners," was published in the first quarter of 1997. As part of the Company's Earth Day 1998 promotion, it published "The Seventh Generation Guide to a Toxic Free Home."

     The Company believes that each of these activities builds an understanding of the health and environmental issues that relate to the Company's products, thereby broadening the market for and enhancing the credibility of the Seventh Generation(R) brand name.

Social & Environmental Responsibility

     The Company's commitment to social and environmental responsibility is demonstrated by its actions in a number of different areas:

Environmentally Responsible Products

     The Company's mission is: "To provide high quality, environmentally conscious products that are safer for your home, your neighborhood, and the Earth's environment. We are dedicated to providing competitively-priced products that work as well as or better than leading brands, fit effortlessly into your everyday life, and put a smile on your face whenever you use them."

     The Company's line of 38 consumer household products include bathroom and facial tissues, laundry and dish products, cleaning products, trash bags, full spectrum light bulbs and personal care products. The Company's paper products are produced without the use of chlorine bleach, and both its paper products and trash bags are manufactured with a minimum of 80% recycled content. All cleaning products are based upon ingredients that are derived from renewable resources (vegetable as opposed to petroleum), are non-toxic, biodegradable and are not tested on animals.

Human Resource Policies

     The challenge of creating a healthy workplace and treating employees with the respect and dignity they deserve is as important to the Company as the care that goes into the products the Company markets. Policies such as providing comprehensive health insurance at no cost to the Company's employees, coverage for unmarried and same sex partners, education and training paid for by the Company, flex-time, tele-commuting, and a work environment that supports and encourages open and honest communication are some of the ways the Company supports its staff.

Supporting Community Organizations and Environmental Non-Profits

     The Company has consistently supported community organizations and environmental non-profit organizations with product donations and a limited amount of cash contributions. Some of the groups the Company has supported include: Citizens Clearing House for Hazardous Waste, Environmental Health Research Foundation, Vermont Public Interest Research Group and Friends of the Earth.

     The Company also supports a number of organizations through memberships including Vermont Businesses for Social Responsibility, the Social Venture Network, and the Chlorine Free Products Association.

     The Company's President, Jeffrey Hollender, is also a frequent speaker at environmentally oriented events and conferences, including: Natural Nutritional Food Association, SOHO Show, International Emerging Technologies Conference, the Harvard Environmental Forum, and Businesses for Social Responsibility.

     The Company also supports its local community. Over the past two years, the Company was a co-sponsor of a state-wide project to evaluate the health of Vermont's frog population. The Company also co-sponsored a three day speaking tour for Sandra Steingrabber, the author of "Living Downstream, an Ecologist Looks at Cancer and the Environment", and underwrote the "Sustainable Lifestyles Conference" in South Royalton, VT.

Marketing

     The Company's sales strategy is to focus primarily on the Natural Products Industry and, secondarily, on sales to select supermarkets, mail order catalogs, product sales through the internet and a limited number of privately labeled products to select customers. This approach is designed to reduce the Company's risks by focusing sales efforts primarily on those accounts that serve customers similar to the Company's current account base.

     The Company's marketing strategy focuses on building awareness of the Seventh Generation(R) brand, educating consumers on the health and environmental benefits of the Company's' products and stimulating trial and repeat purchases.

     Specifically, the Company's marketing activities have included public relations programs that have led to news coverage on television, in magazines and in newspapers, in-store point of purchase displays and educational literature, participation in environmental events and activities, trade promotions directed to the natural product and grocery industries, the distribution of product samples to encourage new customers to try the Company's products, the development of a web site to provide information and education (www.seventhgen.com), consumer research, and the licensing of its name for use on the Gaiam mail order catalog which is distributed directly to consumers.

     During the second quarter of 1998, the Company tested a radio advertising program. The Company developed a series of informational radio ads designed to heighten consumers' awareness of the toxins in our homes and the environment caused by traditional household products. The ads encouraged consumers to "Break the Toxic Cycle" by using Seventh Generation(R) brand non-toxic products.
The ads were broadcast in the Boston metropolitan area in conjunction with the Company's expanded grocery distribution in the Boston marketplace. The Company spent approximately $195,000 on these activities in the second and third quarters of 1998. The Company does not expect to run any additional radio advertising in 1999.

     During the third quarter of 1998, the Company introduced a new performance-based cooperative advertising and promotion strategy designed to increase the number of the Company's products carried by retail outlets. Retailers were given the opportunity to enter into an agreement whereby the Company would financially support their merchandising activities of the Company's products. The key objective of the program is to expand distribution and shelf presence for the Company's 38-item product line. The agreement states that the retailer must stock a minimum of 25 core products. The retailer also must agree to give the Company's products an equal or greater number of shelf facings as compared to the Company's principal competitors. This additional shelf space provides the Company with increased product exposure that could, if successful, increase sales. Through this new program, the Company will also receive detailed information of product sales by these retailers.

     The Company's research confirms that these activities have begun to build awareness of the Seventh Generation(R) brand name. The Company's marketing strategy also focuses on its innovative products, corporate activities that demonstrate the Company's environmental leadership, educational activities, and the public profile of the Company's Chief Executive Officer, Jeffrey A. Hollender. Environmental information and educational material can be found in almost all Company communications.

Wholesale Distribution -- Natural Products Stores

     "Hold on to your Birkenstocks. The natural way of life is gaining ground -
on Wall Street and at the grocery store."   Business Week, 10/6/97

     In January 1992, the Company launched a wholesale distribution program through which the Company began to market its Seventh Generation(R) brand name products to natural product retailers. Today, Seventh Generation(R) brand name products are available in nearly all of the Natural Product Industry's larger stores. In 1998, the Company's sales to the Natural Products Industry grew significantly over sales in 1997 as a result of continued market penetration, new product introductions, the Company's "Every Day Low Price" program (which lowered retail prices), and consumer and trade promotions. The Company's primary focus in 1999 is expected to continue to be the expansion of its distribution and promotions in the Natural Products Industry.

     The Company's research indicates that only 10% to 30% of customers shopping in natural food stores purchase environmental household products. The Company will attempt to attract a greater share of these targeted customers through a variety of new marketing programs, including in-store demos to spur trial purchases of the Company's products.

     Seventh Generation products are the leading brand in almost every category in which they compete based upon information from Spence Information Services (SPINS), a leading sales analytical service in the Natural Products Industry. All of the following data for the 1998 period is based on SPINS SCAN which represents projected sales based upon a sample of actual movement at retail stores with sales in excess of $2 million. All of the data for the 1997 period is based on SPINS Distributor movement which represents approximately 50 percent of distributor sales to the Natural Products Industry. SPINS SCAN was not available for the 1997 period.

     Based on SPINS SCAN data, Seventh Generation(R) brand products are market leaders in virtually every category in which they compete and, in 1998, represented a 32.5% share of the total Natural Products Industry household products category (which includes paper products, cleaning products and trash bags).

     During 1998, Seventh Generation(R) cleaning products (including laundry, dish and other household cleaners) led the category with a 22.9% share. Seventh Generation also led the sub-categories of liquid laundry with a 26.2% share, powder laundry with a 26.7% share and dish-washing products with a 31.8% share.

     Seventh Generation dominated the paper category in 1998 with a 49.2% share, 209% more than its closest competitor whose share was 16.0%. Seventh Generation paper(R) products represent six of the industry's seven best selling paper items. In the sub-category of paper towels, Seventh Generation achieved an even more dominant position with a 55.2% share. Seventh Generation also dominates the trash bag category with a 58.9% share.

Mass Market Retail Outlets

     "Flourishing. Thriving. Exploding. These three words describe the natural product revolution." Cover story, November 1998 - Grocery Headquarters magazine.

     The Company believes that entry into upscale supermarkets will garner exposure for Seventh Generation(R) brand name products with additional consumers interested in "green products." Expansion into this market also represents a logical growth path, since the product categories represented by the Company's brand name products are primarily purchased in supermarkets. A large number of supermarkets are currently stocking natural and environmental products; however, as a result of the Company's limited capital, the high costs of "slotting" (the purchasing of shelf space for the Company's products), other trade expenses, and the need to support the channel with more extensive consumer marketing, the Company has taken a cautious and conservative approach in pursuing this distribution channel.

     The Company's sales efforts for this distribution channel are now focused primarily on upscale supermarket retailers and wholesalers in the Northeast and on the West Coast. Currently the Company's primary mass market retail distribution is in the Boston area and in the Northwest. The Company has experienced positive results from selling to a limited number of supermarkets.

     The Company believes that as it continues to grow and as the Seventh Generation(R) brand receives an increasingly higher profile, additional supermarket chains may express interest in carrying the brand under more favorable economic terms.

Distribution Activities

     The Company's sales to natural products stores and supermarkets are generally made to distributors who resell the products to retail outlets. The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in 1998 and together accounted for 53.4% of the Company's sales.

     During 1998, the Company discontinued the marketing of the "Learning to Make a Difference" fund raising program due to the high ongoing development costs and insufficient sales.

Competition

     Companies selling similar consumer products compete on price, quality, product features and benefits, brand credibility and customer service. The environmental product marketplace is becoming increasingly competitive, with a number of competing brands now on the market. Many of these competitors may have an advantage over the Company because they manufacture the products they sell. In 1997, one of the Company's largest natural product retail customers began to market its own brand of private label environmental products. In 1998, a second customer announced a similar program. Other of the Company's customers, including distributors, are considering similar programs. These new private label programs create significant new competition for the Company and may adversely effect the Company's growth in the Natural Products Industry.

     In addition, the Company's competitors and other large consumer products companies who may decide to develop competitive products may have financial resources, distribution capabilities and marketing experience superior to that of the Company.

Transactions with Gaiam

     In connection with the sale of the Company's mail order catalog business to Gaiam in 1995, the Company also entered into a Licensing Agreement, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(R) trademark in connection with a consumer mail order catalog. Gaiam paid the Company an initial license fee of $200,000 and paid additional annual, non-refundable license fees of $100,000, for one-year periods commencing May 25, 1997 and May 25, 1998. Gaiam has changed the name of its catalog to "Harmony" and the Company believes, based upon representations made to the Company by Gaiam, that Gaiam will choose to discontinue use of the Seventh Generation(R) name at the end of the current period. Accordingly, management expects not to receive further licensing revenue under the Licensing Agreement.

     At the time of the sale of the mail order catalog business, the Company entered into a Supply Agreement with Gaiam. As a result of this Supply Agreement, the Company sells its brand name products to Gaiam and Gaiam resells those products through its Harmony mail order catalog. Gaiam had agreed to purchase, as part of the Supply Agreement, a minimum of $2,500,000 of brand name products over a three year period, beginning on May 24, 1995, at cost plus 20%. During 1997, Gaiam fulfilled its obligation under the Supply Agreement to purchase this minimum amount of product. Currently the Company is required to sell certain products to Gaiam at cost plus 5%. This has affected, and will continue to affect, the Company's gross profit.

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

     On March 19, 1999, the Company filed, in classes 3, 5, 16 and 25, United States intent-to-use trademark registration applications for the mark "Safer for You and the Environment."

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

Employees and Consultants

     As of December 31, 1998, the Company had 8 full-time employees. The Company engages consultants on an ongoing basis.

Item 2.   Properties

     The Company currently rents 2,544 square feet at One Mill Street, Burlington, Vermont, where the Company's marketing and administrative staff is located. The Company's inventories are held in public warehouses in New Jersey and California. The Company will discontinue use of the California warehouse during 1999 and believes that the New Jersey facility is adequate for its present warehousing needs.

Item 3.   Legal Proceedings

     An action entitled Venus Laboratories, Inc. v. Seventh Generation, Inc. was commenced on September 10, 1998 in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleges that the Company unfairly competed with the plaintiff in violation of the Lanham Act by distributing promotional materials which falsely claimed that the plaintiff's product contained petroleum based surfactants according to Independent test results. The complaint seeks injunctive relief, unspecified damages, trebled, and attorney's fees. The Company intends to defend this claim vigorously. However, the Company does not believe that the final disposition of this matter will have a material adverse effect on the Company's financial condition or results of operation.

     From time to time, the Company is engaged in various types of disputes concerning trademark issues, product performance and liability issues, and other matters in the ordinary course of business.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the National Association of Securities Dealers, Inc. ("NASDAQ") OTC Bulletin Board under the symbol "SVNG". The Company's Redeemable Common Stock Purchase Warrants (the "Warrants") are traded on the NASDAQ OTC Bulletin Board under the symbol "SVNGW".

     As of the close of business on November 3, 1998, the Boston Stock Exchange suspended the Company's Common Stock and its Warrants from trading on the Exchange. The Boston Stock Exchange filed for de-listing with the Securities and Exchange Commission due to the Company's failure to meet minimum maintenance requirements. On November 25, 1998, the Securities and Exchange Commission issued an order granting the Boston Stock Exchange's application for de-listing.

     The Company's securities have traded on the NASDAQ OTC Bulletin Board since June 22, 1995 on the basis of actual trading prices. Prior to such date, the Company's securities traded on the NASDAQ SmallCap Market system on the basis of actual trading prices. The following table sets forth the range of quarterly high and low bid quotations for the period from January 1, 1997 to December 31, 1998, as furnished by NASDAQ. The quotations represent inter-dealer quotations without adjustment for retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

COMMON STOCK

Calendar 1998:                               HIGH  LOW
     Fourth Quarter                          1.00   .62
     Third Quarter                           1.81   .87
     Second Quarter                          2.25   .53
     First Quarter                            .62   .46

Calendar 1997:                               HIGH  LOW
     Fourth Quarter                           .63   .47
     Third Quarter                            .63   .47
     Second Quarter                           .69   .44
     First Quarter                            .84   .50

REDEEMABLE COMMON STOCK PURCHASE WARRANTS

Calendar 1998:                               HIGH  LOW
     Fourth Quarter                          .031  .016
     Third Quarter                           .078  .016
     Second Quarter                          .094  .016
     First Quarter                           .063  .016

Calendar 1997:                               HIGH  LOW
     Fourth Quarter                           .05  .016
     Third Quarter                           .016  .016
     Second Quarter                          .016  .016
     First Quarter                            .06  .016

     The Company has not declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. At March 8, 1999, the approximate number of Stockholders of Record of the Company's Common Stock was 178.

     The number of shares of Common Stock reserved for the potential conversion of convertible debentures was 1,701,301 at December 31, 1998, and 1,709,993 at December 31, 1997. See "Management's Discussion and Analysis - - Liquidity and Capital Resources" and Notes to Consolidated Financial Statements.

Item 6.  Management's Discussion and Analysis

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

     The Company's primary strategic objective is to establish Seventh Generation(R) as the leading brand name for safe and environmentally responsible consumer products. The Company is a leading marketer of environmental friendly household products in the United States Natural Products Industry. The Company sells Seventh Generation(R) brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and on the West Coast. The Company's products are also marketed through the Harmony (formerly Seventh Generation(R)) mail order catalog (the "Catalog"), which was sold to Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(R) trademarked name pursuant to a Licensing Agreement further described below.

     During the second quarter of 1998, the Company tested a radio advertising program. The Company developed a series of informational radio ads designed to heighten consumers' awareness of the toxins in our homes and the environment caused by traditional household products. The ads encouraged consumers to "Break the Toxic Cycle" by using Seventh Generation(R) brand non-toxic products. The ads were broadcast in the Boston metropolitan area in conjunction with the Company's expanded grocery distribution in the Boston marketplace. The Company spent approximately $195,000 on these activities in the second and third quarters of 1998. The Company does not expect to run any additional radio advertising in 1999.

     During the third quarter of 1998, the Company introduced a new performance-based cooperative advertising and promotion strategy designed to increase the number of the Company's products carried by retail outlets. Retailers were given the opportunity to enter into an agreement whereby the Company would financially support their merchandising activities of the Company's products. The key objective of the program is to expand distribution and shelf presence for the Company's 38-item product line. The agreement states that the retailer must stock a minimum of 25 core products. The retailer also must agree to give the Company's products an equal or greater number of shelf facings as compared to the Company's principal competitors. This additional shelf space provides the Company with increased product exposure that could, if successful, increase sales. Through this new program, the Company will also receive detailed information of product sales by these retailers.

     Seventh Generation(R) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach; cleaning, dish and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable; plastic trash bags made from 80% recycled plastic; full spectrum light bulbs; baby wipes; feminine hygiene products and the Food Freshness System. The Company markets and distributes, but does not manufacture, its products.

     Seventh Generation(R) brand name products are available in natural products retail stores. During the year ended December 31, 1998, the Company's sales to the Natural Products Industry grew significantly over sales in the year ended December 31, 1997 as a result of continued market penetration, new product introductions, the Company's "Every Day Low Price" program and consumer and trade promotions.

     The Company plans to continue with its primary focus of expanding its sales and marketing efforts in the Natural Products Industry and to continue sales to select supermarket chains in the Northeast and West Coast, coupled with sales to the Harmony (formerly Seventh Generation(R)) mail order catalog operated by Gaiam, and a limited number of private label sales relationships.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Operations

     Sales to natural products retailers, supermarkets, Gaiam and other customers during the year ended December 31, 1998 were $8,953,080 compared to $6,694,749 during the year ended December 31, 1997, an increase of $2,258,331, or 33.7%. This favorable performance was due primarily to the continued growth of sales to the Natural Products Industry.

     Gross profit was $2,885,773, compared to $1,970,797, during 1997, an increase of $914,976, or 46.4%. Gross profit increased to 32.2% as a percentage of sales, compared to 29.4% in 1997.

     Operating expenses were $3,299,067, or 36.8% of sales in 1998, compared to $2,304,766, or 34.4% of sales during 1997. The additional expenditures were due primarily to variable selling and marketing expenses which increase with additional sales volume, increased general and administrative expenses, and increased freight and warehousing costs due to higher sales volume, increased inventory levels associated with new regular count paper products.

     Sales and marketing expenses were $1,674,539 in 1998, compared to $1,068,404 in 1997 period. Sales and marketing expenses increased 2.7% as a percentage of sales from 16.0% in 1997 to 18.7% in 1998. The increase in expenditures was primarily due to the new performance based cooperative marketing program described in the "Overview", the use of radio advertising, and an increase in broker commissions on higher sales volume.

     Operations and distribution expenses were $666,925 in 1998, compared to $497,999 in 1997. The additional expenses incurred were primarily due to increased warehousing and freight costs due to the introduction of new products, higher inventory levels, the changing mix of sales, and the higher sales volume. Operations and distribution expenses decreased slightly as a percentage of sales from 7.5% in the 1997 period to 7.4% in the 1998 period.

     General and administrative expenses were $957,738 in 1998, compared to $738,363 in 1997. The increase in expenses incurred was primarily due to increased personnel costs. General and administrative expenses decreased from 11.0% of sales in 1997 to 10.7% of sales in the 1998.

     Net interest expense increased in 1998 as a result of $225,000 of new variable rate debentures which were issued in the third quarter of 1998. The 1998 variable rate debentures are due May 31, 2003 and bear interest at an initial annual rate of 10.85% through May 31, 1999. See "Liquidity and Capital Resources."

     The loss in 1998 was $401,760, compared to $288,033 in 1997, an increase of $113,727. The increase in the loss was primarily due to the increased sales and marketing expenditures for the Company's new cooperative marketing program, the radio advertising test in Boston, decreased margin on sales to Gaiam, increased personnel costs, increased warehousing and freight costs, and other marketing activities. Losses in the 1998 and 1997 period were reduced as a result of the recognition of $100,000 in licensing fees from Gaiam for the use of the Seventh Generation(R) name on the Gaiam mail order catalog in each year. Based upon representations made to the Company by Gaiam, the Company believes Gaiam will discontinue use of the Seventh Generation(R) name at the end of the current licensing period. Accordingly, management expects not to receive further licensing revenue under the Licensing Agreement in 1999.

Transactions with Gaiam

     Pursuant to a Supply Agreement with Gaiam, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam fulfilled its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the year ended December 31, 1998, Gaiam purchased approximately $1,113,600 of products, yielding sales of approximately $1,171,500. Gross margin from these sales was approximately 4.9%.

     The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                     Gaiam        Others        Total
                                  ------------  -----------  -----------
Year ended December 31, 1998      $1,171,500    $7,781,500   $8,953,000
Gross profit percentage                  4.9%         36.3%        32.2%

Year ended December 31, 1997      $1,231,000    $5,463,700   $6,694,700
Gross profit percentage                 12.7%         33.2%        29.4%

Percentage (decrease)
   increase in sales from 1997          (4.8%)        42.4%        33.7%

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

Liquidity and Capital Resources

     The Company has historically financed its operations through equity and debt financing and by the extension of credit from its suppliers. During its history, the Company has raised $12,327,123 in equity investments, while generating $12,058,949 in accumulated deficits through December 31, 1998.

     During the year ended December 31, 1998, the Company used approximately $98,000 of its available cash balances through operations. The Company used approximately $36,000 as accounts receivable expanded with the increase in sales. The Company used approximately $72,000 of cash to finance its increased inventory. Additionally, the Company has increased its accounts payable by approximately $212,000, and its accrued liabilities by approximately $163,000. As of December 31, 1998, the Company's primary sources of liquidity were approximately $382,000 in cash, approximately $161,000 in marketable securities, and approximately $983,000 in accounts receivable.

     The Company has two customers whose purchases of the Company's products accounted for more than 10% each of the Company's total sales in 1998 and together accounted for 53.4% of the Company's sales. The loss of either of these customers, a decision by one of them to significantly reduce its purchases or any disruption to their relationship with the Company could adversely affect the Company's liquidity.

      As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During 1998, the Company's net loss was $401,760, compared to $268,000 in 1997, an increase of $113,727. The increase in net loss was primarily due to the increase in marketing expenses, including approximately $194,000 for the radio advertising test in Boston. However, the Company does not expect to run any additional radio advertising in 1999.

     During the third quarter of 1998, the Company issued $225,000 of new variable rate debentures. The 1998 variable rate debentures are due May 31, 2003 and bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or (b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note yield and (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price. Accordingly, a minimum of 225,000 shares of common stock have been reserved for the potential conversion of these debentures. A portion of the proceeds in the amount of $62,500 from the offering was allocated to paid in capital as a discount on the debentures. The discount amount represents the difference between the potential conversion price and the fair market value of the Company's common stock at the date of issuance of the debentures. This discount will be amortized and recorded as interest expense over the term of the debentures.

     In November 1997, the Company issued $847,500 of variable rate debentures due June 30, 2002, which bear interest at an initial annual rate of 10.85%. The Company had the option to pay interest semi-annually at the lesser of 4% over the June 30 five-year United States Treasury Note yield (which is currently 9.45%) and, allow holders to convert all or part of their debentures into Common Stock at a conversion price of 25% less than the average of the last reported sales price per share on the NASDAQ OTC Bulletin Board for the twenty consecutive business days prior to January 1, 1999, or to continue paying interest on the outstanding principal balance at the annual rate of 22% for the remainder of the term. The Company elected to pay interest at 4% over the June 30 five-year United States Treasury Note yield, which is currently 9.45%, and allow holders to convert their debentures to Common Stock at a conversion price of $0.57407per share. Accordingly, a minimum of 1,476,301 shares of Common Stock have been reserved for the potential conversion of these debentures.

     During 1998, the Company entered into an agreement with a bank whereby the Company may elect to sell up to $500,000 of eligible accounts receivable to the bank at the Company's option. Under the agreement, the bank purchases the receivables at face value, withholding 20% as a reserve against uncollectable amounts. The reserve is adjusted semi-monthly to reflect payments received by the bank. In connection with this agreement, the Company must pay the bank a service fee of $1.00 per invoice plus a processing fee based upon the timeliness of payments received by the bank. The processing fees range from .47% to 2.04% of the face value of the invoice. The Company is obligated to repurchase any invoices that exceed 60 days in age. To date, the Company has not elected to sell any of its accounts receivable to the bank.

     As of the close of business on November 3, 1998, the Boston Stock Exchange suspended the Company's Common Stock and its Warrants from trading on the Exchange. The Boston Stock Exchange filed for de-listing with the Securities and Exchange Commission due to the Company's failure to meet minimum maintenance requirements. On November 25, 1998, the Securities and Exchange Commission issued an order granting the Boston Stock Exchange's application for de-listing. The Company's securities are currently traded on the NASDAQ OTC Bulletin Board.

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

     As a result, a more in-depth analysis is currently ongoing. Internally, this second analysis will include the testing of internally developed systems. The internal portion of the second analysis just recently commenced and is not expected to be completed until the end of the second quarter of 1999. The Company has, however, implemented financial and operational software packages that currently utilize six digits to identify the transaction year and period. Additionally, the Company has been actively upgrading its computers and embedded-chip hardware to ensure Year 2000 compliance. Currently, the Company estimates that 95% of its computers and embedded-chip hardware are Year 2000 compliant. The Company intends to reach 100% compliance by the end of the second quarter of 1999. The Company believes that with additional modifications to existing software and conversions to new software and systems, the Year 2000 issue will not pose significant operational problems for its computer and other information systems.

     If required, the Company will utilize additional internal and external resources to reprogram, replace (if necessary), and test its software and systems for Year 2000 modifications. Externally, the Company's preparations for the Year 2000 issue will consist of soliciting and obtaining certification of Year 2000 compliance from third-party software vendors and determining the readiness of its significant suppliers and customers. This process is expected to be completed by the end of the second quarter of 1999.

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

ITEM 7.  Financial Statements and Supplementary Data
----------------------------------------------------

          The following consolidated financial statements of the Company and Independent Auditors' Report are included in Item 7 of this report:

  *  Independent Auditors' Report.......................................... 17

  *  Consolidated Balance Sheets as of December 31, 1998 and 1997.......... 18

  *  Consolidated Statements of Operations for the Years Ended December 31,
        1998 and 1997...................................................... 20

  *  Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998 and 1997......................................... 21

  *  Consolidated Statements of Cash Flows for the Years Ended December
        31, 1998 and 1997.................................................. 22

  *  Notes to Financial Statements......................................... 23

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Seventh Generation, Inc. and Subsidiary:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Seventh Generation, Inc. and Subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers, LLP

Albany, New York
February 12, 1999

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

ASSETS
                                                              December 31,  December 31,
                                                                  1998          1997
                                                              ------------  ------------

Current assets:
 Cash and cash equivalents                                      $  381,977    $  311,226
  Short-term marketable securities                                 161,283       257,698
  Accounts receivable-trade, net of allowance for doubtful
     accounts of $29,306 at December 31, 1998 and $25,000
     December 31, 1997                                             979,828       911,320
  Accounts receivable-other                                          3,438        39,856
  Inventories                                                      416,533       344,440
  Other assets                                                      52,178        54,278
                                                                ----------    ----------

     Total current assets                                        1,995,237     1,918,818
                                                                ----------    ----------

Equipment:
  Computer equipment                                                91,840        68,129
  Office equipment and furniture                                    42,016        33,863
                                                                ----------    ----------

                                                                   133,856       101,992
  Less accumulated depreciation and amortization                    67,283        70,142
                                                                ----------    ----------

     Equipment, net                                                 66,573        31,850

Deposits and other assets                                           17,646        25,054
                                                                ----------    ----------

     Total assets                                               $2,079,456    $1,975,722
                                                                ==========    ==========



                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31,   December 31,
                                                                       1998           1997
                                                                   -------------  -------------
Current liabilities:
  Current installments of subordinated convertible debentures      $          -   $    100,000
  Current portion of capital lease payments                               2,435          2,151
  Accounts payable-trade                                                463,629        251,368
  Other accrued expenses                                                323,328        160,095
                                                                   ------------   ------------

     Total current liabilities                                          789,392        513,614
                                                                   ------------   ------------

Long-term debt:
  Obligations due under capital leases                                    4,501          6,365
  Subordinated debentures                                             1,016,580        847,500
                                                                   ------------   ------------

     Total liabilities                                                1,810,473      1,367,479
                                                                   ------------   ------------

Commitments and contingencies

Stockholders' equity:

Preferred stock - $.001 par value; 2,500,000 shares authorized;
     none issued

Common stock-$.000333 par value; 15,000,000 shares authorized;
     2,428,791 shares issued and outstanding in 1998 and 1997               809            809
  Additional paid-in capital                                         12,327,123     12,264,623
  Accumulated deficit                                               (12,058,949)   (11,657,189)
                                                                   ------------   ------------

     Total stockholders' equity                                         268,983        608,243
                                                                   ------------   ------------

     Total liabilities and stockholders' equity                    $  2,079,456   $  1,975,722
                                                                   ============   ============



                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  For the Years Ended
                                                December 31,  December 31,
                                                   1998         1997
                                                   ----         ----

Net Sales                                       $8,953,080    $6,694,749
Cost of sales                                    6,067,307     4,723,952
                                                ----------    ----------

Gross profit                                     2,885,733     1,970,797
Other operating income                             100,000       100,000
                                                ----------    ----------

                                                 2,985,773     2,070,797
                                                ----------    ----------
Operating expenses:
   Selling and marketing expenses                1,674,539     1,068,404
   Operations and distribution expenses            666,925       497,999
   General and administrative expenses             957,739       738,363
                                                ----------    ----------

        Total operating expenses                 3,299,203     2,304,766
                                                ----------    ----------

Other income (expense):
   Interest income                                  33,156        43,656
   Interest expense                               (114,078)      (96,231)
   Other                                            (7,408)       (1,489)
                                                ----------    ----------

        Total other expense, net                   (88,330)      (54,064)
                                                ----------    ----------

Net loss                                        $ (401,760)   $ (288,033)
                                                ==========    ==========

Basic and diluted loss per common share:            $(0.16)       $(0.12)

Weighted average shares (basic and diluted)
  outstanding during the period                  2,428,791     2,428,791




                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                         Additional                     Total
                                       Common Stock       Paid-In     Accumulated    Stockholder's
                                      Shares    Amount     Capital      Deficit        Equity
                                      ------    ------     -------      -------        ------
Balance at January 1, 1997          2,428,791  $   809  $12,264,623  $(11,369,156)  $ 896,276

Net loss                                    -        -            -      (288,033)   (288,033)
                                    ---------  -------  -----------  ------------   ---------

Balance at December 31, 1997        2,428,791      809   12,264,623   (11,657,189)    608,243

Allocation of Debenture Discount                             62,500                    62,500

Net loss                                    -        -            -      (401,760)   (401,760)
                                    ---------  -------  -----------  ------------   ---------

Balance at December 31, 1998        2,428,791  $   809  $12,327,123  $(12,058,949)  $ 268,983
                                    =========  =======  ===========  ============   =========


                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                      For the Years Ended
                                                                 December 31,     December 31,
                                                                       1998            1997
                                                                -------------    -------------

Cash flows from operating activities:
   Net loss                                                         $(401,760)    $ (288,033)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                       28,917         16,706
   Provision for doubtful accounts                                      4,306          4,809
   Loss on short-term securities                                        1,413          7,818

Changes in assets and liabilities:
   Increase in accounts receivable-trade                              (36,396)      (471,549)
   Increase in inventories                                            (72,093)      (110,091)
   Decrease in other assets                                             2,100         98,839
   Increase in deposits and other assets                                                 (75)
   Increase in accounts payable-trade                                 212,261         16,869
   Increase (decrease) in accrued expenses                            163,233        (28,823)
                                                                    ---------     ----------

Net cash used in operating activities                                 (98,019)      (753,530)
                                                                    ---------     ----------

Cash flows from investing activities:
   Purchase of short-term securities                                                (666,710)
   Sales and redemption of short-term securiies                        95,000        401,196
   Purchases of furniture and equipment                               (49,650)       (13,798)
                                                                    ---------     ----------

Net cash provided by (used in) investing activities                    45,350       (279,312)
                                                                    ---------     ----------

Cash flows from financing activities:
   Principal payments under capital leases                             (1,580)        (1,394)
   Debt issuance costs                                                               (15,044)
   Proceeds from issuance of debentures                               225,000        572,500
   Principal payments on subordinated convertible debentures         (100,000)      (445,000)
                                                                    ---------     ----------

Net cash provided by financing activities                             123,420        111,062
                                                                    ---------     ----------

Net increase (decrease) in cash and cash equivalents                   70,751       (921,780)
Cash and cash equivalents, beginning of period                        311,226      1,233,006
                                                                    ---------     ----------

Cash and cash equivalents, end of period                            $ 381,977     $  311,226
                                                                    =========     ==========

Interest paid                                                       $  58,479     $  126,965
                                                                    =========     ==========

Supplemental disclosure of non-cash investing and financing activities:

The Company acquired equipment under capital leases in the amount of $0 and $9,910 in 1998 and 1997, respectively.

                 See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997

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

          Advertising. Advertising expenses are expensed as they are incurred. The amounts spent on advertising and trade promotion expenses for the years 1998 and 1997 were $845,833 and $336,998, respectively. Included in advertising expenses for the years ended December 31, 1998 and 1997 were approximately $193,000 and $132,000, respectively, for co-op advertising with distributors and retailers, approximately $458,000 and $205,000, respectively, for charge-backs related to marketing promotions, and approximately $194,000 in 1998 for radio advertising in the metropolitan Boston area.

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

3. TRANSACTIONS WITH GAIAM

     Pursuant to a Supply Agreement with Gaiam, Inc. ("Gaiam"), the purchaser of the Company's former mail order catalog business, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, Gaiam was obligated to purchase from the Company a minimum of $2,500,000 of brand name products over a three-year period, beginning May 24, 1995, at cost plus 20%. During the year ended December 31, 1997, Gaiam fulfilled its $2,500,000 obligation under this Agreement. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the year ended December 31, 1998, Gaiam purchased approximately $1,113,600 of product at cost plus 5%, yielding sales of approximately $1,171,500. Gross margin from these sales was approximately 4.9%.

     The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.

                                     Gaiam        Others        Total

Year ended December 31, 1998      $1,171,500    $7,781,500   $8,953,000
Gross profit percentage                  4.9%         36.3%        32.2%

Year ended December 31, 1997      $1,231,000    $5,463,700   $6,694,700
Gross profit percentage                 12.7%         33.2%        29.4%

Percentage (decrease)
   increase in sales from 1997          (4.8%)        42.4%        33.7%

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

4.  SUBORDINATED CONVERTIBLE DEBENTURES

                                              December 31, 1998   December 31, 1997
                                              ------------------  ------------------
Variable rate subordinated debentures,
  unsecured, due June 30, 2002                       $  847,500           $ 847,500

Variable rate subordinated debentures,
  unsecured, due May 31, 2003                           225,000

10% subordinated convertible debentures,
  unsecured, due November 30, 1998,
  convertible at a price per common share
  of $6.67                                                                  100,000
                                                     ----------           ---------

Total subordinated debentures                         1,072,500             947,500
Less current installments                                                  (100,000)
Less unamortized discount                               (55,920)
                                                     ----------           ---------

Subordinated debentures, less current
     installments and unamortized discount           $1,016,580           $ 847,500
                                                     ==========           =========

     During the third quarter of 1998, the Company issued $225,000 of new variable rate debentures. The 1998 variable rate debentures are due May 31, 2003, bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or (b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note yield or (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price. Accordingly, a minimum of 225,000 shares of common stock are reserved for the potential conversion of these debentures. A portion of the proceeds in the amount of $62,500 from the offering was allocated to paid in capital as a discount on the debentures. The discount amount represents the difference between the potential conversion price and the fair market value of the Company's common stock at the date of issuance of the debentures. This discount will be amortized and recorded as interest expense over the term of the debentures.

     In November 1997, the Company issued $847,500 of variable rate debentures due June 30, 2002, which bear interest at an initial annual rate of 10.85%. The Company had the option to pay interest semi-annually at the lesser of 4% over the June 30 five-year United States Treasury Note yield (which is currently 9.45%) and, allow holders to convert all or part of their debentures into Common Stock at a conversion price of 25% less than the average of the last reported sales price per share on the NASDAQ OTC Bulletin Board for the twenty consecutive business days prior to January 1, 1999, or to continue paying interest on the outstanding principal balance at the annual rate of 22% for the remainder of the term. The Company elected to pay interest at 4% over the June 30 five-year United States Treasury Note yield, which is currently 9.45%, and allow holders to convert their debentures to Common Stock at a conversion price of $0.57407per share. Accordingly, a minimum of 1,476,301 shares of Common Stock have been reserved for the potential conversion of these debentures.

6.  STOCK BASED COMPENSATION AND WARRANTS

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

  All options are granted at prices equal to or greater than the fair market value of the Company's stock at the grant date and substantially all options vest upon issuance. The exercise prices range from $0.49 to $8.33 per share, and expire at various dates through December 31, 2007. Activity with respect to these plans is summarized below:

                                        1998                 1998                   1997                 1997
                                                           Weighted                                    Weighted
                                       Number              Average                 Number               Average
                                      of Shares         Exercise Price            of Shares         Exercise Price
Shares under options
   at January 1                            595,192                $5.63                589,192   $              5.68

Options granted                                                                          6,000   $              0.49

Options canceled                           120,000                $6.12
                                 -----------------   ------------------      -----------------   -------------------

Shares under options
   at December 31                          475,192                $5.50                595,192   $              5.63
                                 =================   ==================      =================   ===================

Shares under exercisable
   options at December 31                  475,192                $5.50                595,192   $              5.63
                                 =================   ==================      =================   ===================
Weighted average fair
   value of options granted                                                  $            0.42
                                 =================                           =================

The following summarizes the status of the outstanding options:

                                            Outstanding                               Exercisable
                                              Options                                   Options
                    ----------------------------------------------------------   -----------------------------------
                                              Weighted
                                              Average              Weighted                              Weighted
                                             Remaining              Average                              Average
Exercise                                    Contractual            Exercise                              Exercise
Price Range               Number                Life                 Price              Number            Price
---------------    -----------------------------------------------------------   -----------------------------------
$0 to $0.99                 75,000              7.23                 $0.51               75,000           $0.51
$1.00 to $2.49              21,000              5.45                 $2.06               21,000           $2.06
$2.50 to $4.99              37,000              2.49                 $2.88               37,000           $2.88
$5.00 to $8.32             140,358              3.73                 $5.31              140,358           $5.31
$8.33                      201,834              3.16                 $8.33              201,834           $8.33
                    -----------------                                            -------------------
                           475,192              6.62                                    475,192
                    =================                                            ===================

Performance Based Incentive Plan

  In 1996, the Company established the Incentive Plan. Under the Incentive Plan, selected employees and Directors of the Company may be granted incentive units equal in value to one share of common stock of the Company. Participant's awards are vested based upon the attainment of certain contingent future performance goals established by the Compensation Committee of the Board of Directors related to sales revenue and operating profit targets, but no earlier than three years from the date of the grant of the units. The determination date for valuing the units is defined as the earlier of the vesting date of the participant, the termination date of the participant, or the sale of the Company. There were 300,000 units established to be issued under this plan. On November 18, 1998, the Board of Directors terminated this plan. As a result, all units issued under the plan were cancelled.

  The fair value of awards granted under the fixed stock option plans and the performance based incentive plan is estimated on the grant date using the Black-Scholes Single Option model. No options were granted during 1998, and, accordingly, were not included in the computation of fair value of stock based compensation. Significant assumptions included as a basis for the calculation were a dividend yield of 0% and an annual expected stock price volatility of 102.81% for 1997. The expected life of the options and stock appreciation rights are assumed to be three years, and the risk free interest rate ranges from 5.68% to 5.87% in 1997. There was no compensation cost recognized in 1998 and 1997 for stock based compensation awards. Had the Company recognized compensation cost and fair value of this compensation at the grant dates for the above awards pursuant to SFAS 123, the impact would be as follows:

                                                 1998               1997
                                           ---------------------------------
Net (Loss)/Income as reported                 ($401,760)         ($288,033)
Pro Forma Net (Loss)/Income                   ($425,588)         ($313,889)

Net (Loss)/Income per share, as reported         ($0.16)            ($0.12)
Pro Forma Net (Loss)/Income per share            ($0.18)            ($0.13)

  The effects of applying SFAS 123 for providing pro-forma disclosures are not necessarily likely to be representative of the effects on reported net income for future years because additional awards are generally made each year.

Warrants

  The Company has outstanding warrants to purchase 1,540,869 shares of common stock, all of which were exercisable at December 31, 1998. The exercise prices of the various warrants range from $5.00 to $5.25 and expire at various dates through January 2003.

  No warrants were granted during 1998 or 1997, and, accordingly, were not included in the computation of fair value of stock based compensation.

7.  INCOME TAXES

  No income tax provision has been recorded for the years ended December 31, 1998 and 1997, primarily as a result of losses. The temporary difference that gives rise to significant portions of the net deferred tax assets at December 31, 1998 and 1997 is the net operating loss carry-forward, which have been offset by a full valuation allowance.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and tax planning strategies in making this assessment. As a result, a full valuation allowance in the amount of $4,297,000 and $4,444,000 exists against the net deferred tax assets at

December 31, 1998 and 1997, respectively. The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $147,000.

  Net operating loss carry-forwards which may be used to offset future taxable income amount to $11,317,000 as of December 31, 1998 and $10,952,000 as of December 31, 1997. The net operating loss carry-forwards expire at various dates from 2003 to 2018.

7.  MAJOR SUPPLIERS AND CUSTOMERS

  The Company purchased approximately 83% of its product from four suppliers during the year ended December 31, 1998.

  Primarily all of the Company's sales are to customers located within the United States. Approximately 53.4% of the Company's sales were to two customers during the year ended December 31, 1998 with revenues aggregating approximately $3,647,000 and $1,171,500 respectively. Approximately 67.5% of accounts
receivable were due from three customers as of December 31, 1998.   The Company
does not require that receivables be collateralized.

  During 1998 and 1997, Jeffrey A. Hollender, the Chief Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.

8.  COMMITMENTS AND CONTINGENCIES

  Uncertainties:

  The Company has historically incurred losses from operations, which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of customers, including Gaiam, the purchaser of the catalog segment. The Company's contractual relationship with Gaiam is uncertain. Gaiam's obligation to purchase product at a 20% markup terminated in 1997 and the Company is currently obligated to sell its products to Gaiam at cost plus 5%, which has reduced the Company's sales and its profit margins on sales to Gaiam. If the number of distributors or direct customers were reduced, principal customers do not meet their commitments, or sales and gross profit margins do not reach sufficient levels to provide positive cash flow, the Company may not have adequate liquidity to sustain long term operations and meet long term obligations.

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

  Leases:

  The Company leases its office and certain equipment under non-cancelable operating and capital leases expiring at various dates through 2002. Total rental expense for years ended December 31, 1998 and 1997 was $25,625 and $28,007, respectively. The office lease agreement provides for annual escalation in rent based upon the Company's share of increased maintenance costs for the building. Future minimum lease payments under non-cancelable leases in effect at December 31, 1998 were as follows:

Year ending December 31:

                         Operating          Capital  Total
                         ---------          -------  ------
          1999             39,954             3,413  43,367
          2000             32,216             3,413  35,629
          2001             32,028               830  32,858
          2002              1,355             1,355
                                            -------
                                              7,656
          Less imputed interest                (720)
                                            -------
                                            $ 6,936
                                            =======

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          Financial Instruments. The carrying values of the Company's financial instruments at December 31, 1998 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

10.  RELATED PARTY TRANSACTIONS

          As part of the 1998 and 1997 subordinated debenture offerings, five directors and certain family members of the Company purchased a total of $150,000 and $125,000 of subordinated debentures, respectively. During 1998, the Company engaged KSV Communicators, the firm of two of its directors, to perform marketing services at a cost of approximately $366,000 in 1998. The $366,000 of expenses included $194,000 of radio advertising passed through at KSV Communicators cost, compared to $37,000 in 1997.

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

12.  NEW ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company for all fiscal quarters of all fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe the adoption of this pronouncement will have a material impact on the financial position or results of operation of the company.

13.  LITIGATION

          An action entitled Venus Laboratories, Inc. v. Seventh Generation, Inc. was commenced on September 10, 1998 in the United States District Court for the Northern District of Illinois Eastern Division. The complaint alleges that the Company unfairly competed with the plaintiff in violation of the Lanham Act by distributing promotional materials which falsely claimed that the plaintiff's product contained petroleum based surfactants according to Independent test results. The complaint seeks injunctive relief, unspecified damages, trebled, and attorney's fees. The Company intends to defend this claim vigorously. However, the Company does not believe that the final disposition of this matter will have a material adverse effect on the Company's financial condition or results of operation.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Information with respect to this item can be found under the captions "Management - Directors," "Management - Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 10.  Executive Compensation

          The information required under this item is incorporated herein by reference under the caption "Executive Compensation" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The information required under this item is incorporated herein by reference under the caption "Share Ownership" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

          The information required under this item is incorporated herein by reference under the caption "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following documents are filed as a part of this Report:
          1)  Financial Statements:
              See "Index to Consolidated Financial Statements" at item 7 to this Annual Report on Form 10-K.
          2)  Financial Statement Schedules:
              All Schedules are omitted because they are not applicable or the required information is included in the financial statements or other notes thereto.
(b)           Reports on Form 8-K
          Form 8-K filed on November 6, 1998 including a press release regarding the de-listing of the Company's Common Stock and Warrants from the Boston Stock Exchange.
(c)           Exhibits:
          The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBITS:

Exhibit #       Description
---------       -----------

***  (3.1)      Articles of Incorporation of the Registrant, as amended

**** (3.3)      Restated By-Laws of the Registrant, as amended

***  (4.1)      Article 4 of the Articles of Incorporation of the Registrant,
                as amended (see Exhibit 3.1)

*    (4.2)      Form of Common Stock Certificate

*    (4.3)      Form of Warrant Certificate

*    (4.4)      Form of Underwriter's Purchase Option Agreement between
                the Underwriter and the Registrant

*    (4.5)      Form of Warrant Agreement between Continental Stock Transfer and
                Trust Company and the Registrant

*#   (10.2)     Employment Agreement between the Registrant and Jeffrey A.
                Hollender

*    (10.3)     Agreement between the Registrant and Stanson Corporation

*#   (10.5)     Non-Qualified Stock Option Agreement dated May 11, 1990, between the Registrant and Arthur Gray

*#   (10.6)     Form of Non-Qualified Stock Option Agreement between the
                Registrant and Jeffrey A. Hollender

*#   (10.7)     Form of Non-Qualified Stock Option Agreement used by the
                Registrant to grant options to Directors of the Registrant

*#   (10.8)     The Registrant's 1990 Stock Option Plan

*#   (10.9)     The Registrant's 1993 Employee, Director and Consultant
                Stock Option Plan

*#   (10.10)    Warrant Agreement between the Registrant and Peter Graham

*    (10.11)    Form of Subscription Agreement applicable to the Selling
                Security holders

*    (10.12)    Form of Promissory Note applicable to the Selling
                Security holders

*    (10.13)    Form of Warrant Applicable to the Selling Security
                holders

****#(10.14)    Employment Agreement between the Registrant and
                Jeffrey M. Phillips

Exhibit #      Description
---------      -----------

***  (10.16)   The Registrant's 1994 Employee, Director and Consultant
               Stock Option Plan

*    (10.18)   Asset Purchase Agreement, dated May 24, 1995,
               between the Company and Gaiam, Inc.

*    (10.19)   License Agreement, dated May 24, 1995, between
               the Company and Gaiam, Inc.

*    (10.20)   Supply Agreement, dated May 24, 1995, between
               the Company and Gaiam, Inc.

*    (10.21)   Operating Agreement, dated May 24, 1995, between
               the Company and Gaiam, Inc.

*    (10.22)   Seventh Generation, Inc. Non-Competition and
               Confidentiality Agreement, dated May 24, 1995, between the Company and Gaiam, Inc.

*    (10.23)   Gaiam, Inc. Non-Competition Agreement, dated
               May 24, 1995, between the Company and Gaiam,
               Inc.

-    (10.24)   Seventh Generation, Inc. Incentive Plan

@    (10.25)   Amendment letter to Seventh Generation, Inc. Incentive Plan

x    (10.26)   Form of Subscription Agreement applicable to the Selling
               Security holders

x    (10.27)   Form of 1997 Debenture Agreement

     (10.28)   Form of 1998 Debenture Agreement

        (11)   Statement Re: Computation of Loss Per Share

        (23)   Consent of PricewaterhouseCoopers, LLP

        (27)   Financial Data Schedule

------------------------------

* Filed as an Exhibit to Registration Statement Number 33-68272 on Form SB-2 and incorporated herein by reference

# Indicates a management contract or compensatory plan or arrangement

*** Filed as an Exhibit to Registration Statement on Form 8-A (File Number 1-12614) and incorporated herein by reference

**** Filed as an Exhibit to Form 10-KSB for the fiscal year ended December 31, 1993 (File Number 1-12614) and incorporated herein by reference

Exhibit #      Description
---------      -----------

+ Filed as an Exhibit to Form 10-KSB for the fiscal year ended December 31, 1994 (File Number 1-12614) and incorporated herein by reference

-              Filed as an Exhibit to Form 10-QSB for the quarter ended
               June 30, 1996 (File Number 1-12614) and incorporated herein by reference

@ Filed as an Exhibit to Form 10-QSB for the quarter ended September 30, 1996 (File Number 1-12614) and incorporated herein by reference

X Filed as an Exhibit to Form 8-K, dated May 24, 1995, and incorporated herein by reference.

x Filed as an Exhibit to Form 10-KSB for the fiscal year ended December 31, 1997 (File Number 1-12614)

____________________________________________________

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SEVENTH GENERATION, INC.

Date:   March 26, 1999         By:  /s/ Jeffrey A. Hollender
                                    ------------------------
                                    Jeffrey A. Hollender
                                    President and Chief Executive Officer
                                    (Principal Executive & Financial Officer)


In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 26, 1999        By:   /s/ Arthur Gray, Jr.
                                     ------------------------------
                                     Arthur Gray, Jr.
                                     Chairman of the Board

Date:    March 26, 1999        By:   /s/ Peter Graham
                                     ------------------------------
                                     Peter Graham
                                     Director

Date:    March 26, 1999        By:   /s/ Sarah Finnie Cabot
                                     ------------------------------
                                     Sarah Finnie Cabot
                                     Director

Date:    March 26, 1999        By:   /s/ Gary Stein
                                     ------------------------------
                                     Gary Stein
                                     Director

Date:    March 26, 1999        By:   /s/ Barnet Feinblum
                                     ------------------------------
                                     Barnet Feinblum
                                     Director

Date:    March 26, 1999        By:   /s/ Sheila Hollender
                                     ------------------------------
                                     Sheila Hollender
                                     Director

Date:    March 26, 1999        By:   /s/ Yoram Samets
                                     ------------------------------
                                     Yoram Samets
                                     Director

Date:    March 26, 1999        By:   /s/Gene D. Cloutier
                                     ------------------------------
                                     Gene D. Cloutier
                                     Controller
                                     (Principal Accounting Officer)

Date:    March 26, 1999        By:   /s/Jeffrey A. Hollender
                                     ------------------------------
                                     Jeffrey A. Hollender
                                     Director, President & CEO
                                     (Principal Executive & Financial Officer)