Form 10QSB
period 1999-03-31
SEVENTH GENERATION INC
filed 1999-05-17
CIK 852196

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         Commission File Number 1-12614


                            SEVENTH GENERATION, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


           Vermont                                       03-0300509
           -------                                       ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                       1 Mill Street, Burlington, VT 05401
                       -----------------------------------
                    (Address of principal executive offices)


                                 (802) 658-3773
                                 --------------
                           (Issuer's telephone number)


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

The number of shares of Common Stock, $0.000333 par value, outstanding as of April 30, 1999 was 2,428,791. The number of Redeemable Common Stock Purchase Warrants outstanding as of April 30, 1999 was 1,540,869.

Transitional Small Business Disclosure Format (check one)  Yes  [   ]  No  [ X ]


TOTAL NUMBER OF PAGES: 19    EXHIBIT INDEX APPEARS ON PAGE:  17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998


                                                                March 31,   December 31,
                                                                  1999          1998
                                                              ------------  ------------
                                                              (Unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                    $  552,255     $  381,977
  Short-term marketable securities                                 70,765        161,283
  Accounts receivable-trade, net of allowance for doubtful
     accounts of $25,415 at March 31, 1999 and $29,306 at
     December 31, 1998                                          1,090,898        979,828
  Accounts receivable-other                                        12,652          3,438
  Inventories                                                     457,326        416,533
  Other  assets                                                    79,400         52,178
                                                               ----------     ----------

     Total current assets                                       2,263,296      1,995,237
                                                               ----------     ----------

Equipment:
  Computer equipment                                               91,840         91,840
  Equipment and furniture                                          42,016         42,016
                                                               ----------     ----------

                                                                  133,856        133,856
  Less accumulated depreciation and amortization                   71,033         67,283
                                                               ----------     ----------

     Equipment and furniture, net                                  62,823         66,573
                                                               ----------     ----------

  Deposits and other assets                                        15,794         17,646
                                                               ----------     ----------

     Total assets                                              $2,341,913     $2,079,456
                                                               ==========     ==========



                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                                                        March 31,         December 31,
                                                                           1999               1998
                                                                       ------------       ------------
                                                                        (Unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital leases                                    $      2,435       $      2,435
  Accounts payable-trade                                                    867,550            463,629
  Other accrued expenses                                                    277,936            323,328
                                                                       ------------       ------------

     Total current liabilities                                            1,147,921            789,392

Long-term debt:
  Obligations due under capital leases                                        4,501              4,501
  Subordinated convertible debentures net of unamortized
   discount of $53,287 at March 31, 1999 and $55,920 at
   December 31, 1998                                                      1,019,213          1,016,580
                                                                       ------------       ------------


     Total liabilities                                                    2,171,635          1,810,473
                                                                       ------------       ------------

Commitments and contingencies

Stockholders' equity:

  Preferred stock - $.001 par value; 2,500,000 shares authorized;
     none issued

  Common stock-$.000333 par value; 15,000,000 shares authorized;
     2,428,791 shares issued and outstanding in 1999 and 1998                   809                809
  Additional paid-in capital                                             12,327,123         12,327,123
  Accumulated deficit                                                   (12,157,654)       (12,058,949)
                                                                       ------------       ------------

     Total stockholders' equity                                             170,278            268,983
                                                                       ------------       ------------

     Total liabilities and stockholders' equity                        $  2,341,913       $  2,079,456
                                                                       ============       ============



                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                             For the Three Months Ended
                                                             March 31,        March 31,
                                                               1999              1998
                                                           -----------       -----------
                                                           (Unaudited)       (Unaudited)

Sales                                                      $ 2,374,885       $ 2,287,702
Cost of sales                                                1,535,058         1,613,361
                                                           -----------       -----------

Gross profit                                                   839,827           674,341
                                                           -----------       -----------

Operating expenses:
   Selling and marketing expenses                              491,055           326,910
   Operations and distribution expenses                        200,394           157,945
   General and administrative expenses                         223,719           221,881
                                                           -----------       -----------

        Total operating expenses                               915,168           706,736
                                                           -----------       -----------

Other income (expense):
   Interest income                                               7,711            12,129
   Interest expense                                            (28,471)          (26,043)
   Other                                                        (2,604)           (1,852)
                                                           -----------       -----------

        Total other expense, net                               (23,364)          (15,766)
                                                           -----------       -----------

Net loss                                                   $   (98,705)      $   (48,161)
                                                           ===========       ===========

Loss per common share:                                     $     (0.04)      $     (0.02)

Weighted average shares outstanding during the period        2,428,791         2,428,791




                 See accompanying notes to financial statements

                            SEVENTH GENERATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                         For the Three Months Ended
                                                          March 31,       March 31,
                                                             1999            1998
                                                          ---------       ---------
                                                         (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                               $ (98,705)      $ (48,161)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                              6,383           4,420
   Bad debt expense                                           2,350
   Gain on short-term securities                                             (9,118)

Changes in assets and liabilities:
   Increase in accounts receivable-trade                   (113,420)       (544,516)
   (Increase) decrease in accounts receivable-other          (9,214)         28,905
   Increase in inventories                                  (40,793)       (355,049)
   Increase in other assets                                 (27,222)        (22,885)
   Decrease in deposits and other assets                      1,852           1,852
   Increase in accounts payable-trade                       403,921         600,045
   (Decrease) increase in accrued expenses                  (45,392)         43,444
                                                          ---------       ---------

Net cash provided by (used in) operating activities          79,760        (201,063)
                                                          ---------       ---------

Cash flows from investing activities:
   Sales of short-term securities                            90,518         182,265
   Purchases of short-term securities                                       (77,718)
   Purchases of equipment                                                   (27,373)
                                                          ---------       ---------

Net cash provided by investing activities                    90,518          77,174
                                                          ---------       ---------

Cash flows from financing activities:
   Principal payments on capital leases                                        (505)
                                                          ---------       ---------

Net cash used in financing activities                                          (505)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents        170,278        (124,394)
Cash and cash equivalents, beginning of period              381,977         311,226
                                                          ---------       ---------

Cash and cash equivalents, end of period                  $ 552,255       $ 186,832
                                                          =========       =========



                 See accompanying notes to financial statements

SEVENTH GENERATION, INC.
Notes to Consolidated Financial Statements
March 31, 1999 and 1998

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

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

     For further information, please refer to the financial statements and footnotes filed as Item 7 in the Form 10-KSB for Seventh Generation, Inc. for the fiscal year ended December 31, 1998, under Commission File # 1-12614.

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

     Advertising. Advertising expenses are expensed as they are incurred and are classified as "selling and marketing expenses" in the consolidated statements of operations. The amounts spent on advertising and trade promotion expenses for the three months ended March 31, 1999 and 1998 were approximately $240,000 and $82,000, respectively. Included in advertising expenses for the three months ended March 31, 1999 and 1998 was approximately $28,000 and $25,000, respectively, for co-op advertising with distributors and retailers, and approximately $212,000 and $57,000, respectively, for charge-backs related to marketing promotions.

3.  EARNINGS PER SHARE

     Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. The impact of the stock options and warrants outstanding as common stock equivalents was not dilutive for 1999 and 1998 and thus did not affect basic or diluted net loss per common share.

4.  TRANSACTIONS WITH GAIAM

     Pursuant to a Supply Agreement with Gaiam, Inc., the purchaser of the Company's former catalog ("Gaiam"), the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement with Gaiam, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended March 31, 1999, Gaiam purchased approximately $169,500 of product at cost plus 5%, yielding sales of approximately $177,700. Gross margin from these sales was approximately 4.8%. During the three months ended March 31, 1998, Gaiam purchased approximately $311,700 of product at cost plus 5% under the terms of the Supply Agreement, yielding approximately $327,300 in sales. Gross margins from these sales was approximately 4.8%.

     The following table summarizes sales to Gaiam and other customers and the corresponding gross profit percentages for the periods indicated. All sales are approximate.


                                       Gaiam       Others        Total

Three months ended March 31, 1999    $177,700    $2,197,200   $2,374,900
Gross profit percentage                   4.8%         37.9%        35.4%

Three months ended March 31, 1998    $327,300    $1,960,400   $2,287,700
Gross profit percentage                   4.8%         33.6%        29.4%

Percentage (decrease) increase
      in sales 1999                     (45.7%)        12.1%         3.8%

     The Company also entered into a Licensing Agreement with Gaiam, pursuant to which the Company has granted Gaiam the limited right to use the Seventh Generation(R) trademark in connection with a consumer mail order catalog. In June of 1998, Gaiam paid the Company a non-refundable license fee of $100,000 for continued use of the rights through May 23, 1999. The license fee requires no further performance by the Company and was recognized as revenue in 1998. Gaiam has changed the name on its mail order catalog to "Harmony" and may choose at any time to completely discontinue use of the Seventh Generation(R) name. Accordingly, the Company does not anticipate receiving any further licensing revenue pursuant to this Agreement.

     The Company also entered into a limited Non-Compete Agreement with Gaiam, pursuant to which the Company agreed not to sell environmental products directly to end users through a mail order catalog operated by the Company.

5. SUBORDINATED DEBENTURES

                                                        March 31, 1999   December 31, 1998
                                                        --------------   -----------------
Variable rate subordinated debentures,
  unsecured, due June 30, 2002                            $  847,500          $  847,500

Variable rate subordinated debentures,
  unsecured, due May 31, 2003                                225,000             225,000
                                                          ----------          ----------

Total subordinated debentures                              1,072,500           1,072,500
Less unamortized discount                                    (53,287)            (55,920)
                                                          ----------          ----------

Subordinated debentures, less unamortized discount        $1,019,213          $1,016,580
                                                          ==========          ==========

     The variable rate debentures due May 31, 2003, bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or (b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note yield (which is currently 9.40%) or (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price. Accordingly, a minimum of 225,000 shares of common stock are reserved for the potential conversion of these debentures. A portion of the proceeds in the amount of $62,500 from the offering was allocated to paid in capital as a discount on the debentures. The discount amount represents the difference between the potential conversion price and the fair market value of the Company's common stock at the date of issuance of the debentures. This discount will be amortized and recorded as interest expense over the term of the debentures.

     The variable rate debentures due June 30, 2002 bore interest at 4% over the June 30 five-year United States Treasury Note yield, which is currently 9.40%, and allow holders to convert all or part of their debentures into Common Stock at a conversion price of $0.57407 per share. Accordingly, a minimum of 1,476,301 shares of Common Stock have been reserved for the potential conversion of these debentures.

6.  COMMITMENTS AND CONTINGENCIES

Uncertainties:

     The Company has historically incurred losses from operations, which resulted in part from its catalog operations. In 1995, the Company sold the catalog business and focused on expanding sales through the wholesale distribution channels. The Company relies on a limited number of customers, including Gaiam, the purchaser of the catalog segment. The Company's contractual relationship with Gaiam is uncertain. Moreover, the Company is currently obligated to sell its products to Gaiam at cost plus 5%, which has reduced the Company's sales and its profit margins on sales to Gaiam. If the number of distributors or direct customers were reduced, principal customers do not meet their commitments, or sales and gross profit margins do not reach sufficient levels to provide positive cash flow, the Company may not have adequate liquidity to sustain long term operations and meet long term obligations.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of the Company's financial instruments at March 31, 1999 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

8.  RELATED PARTY TRANSACTIONS

     During 1997, the Company engaged KSV Communicators, the firm of two of its directors, Yoram Samets and Sarah Finnie Cabot, to perform marketing services. During the three months ended March 31, 1999 and 1998, the Company spent approximately $64,300 and $89,000, respectively, for such services.

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

10.  MAJOR SUPPLIERS AND CUSTOMERS

     The Company purchased approximately 82% of its product from four suppliers during the three months ended March 31, 1999.

     The Company had sales of approximately 43% to one customer during the three months ended March 31, 1999 and approximately 45% of accounts receivable were due from two customers as of March 31, 1999.

     During the three months ended March 31, 1999 and during 1998, Jeffrey A. Hollender, the Chief Executive Officer of the Company, guaranteed up to $300,000 of the obligations of the Company to one of its principal suppliers.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company for all fiscal quarters of all fiscal years beginning after June 15, 1999. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe the of adoption of this pronouncement will have a material impact on the financial position or results of operation of the Company.

12. LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report, as well as the Company's 10-KSB filing for the fiscal year ending December 31, 1998. With the exception of historical information, the matters discussed in the following analysis are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "anticipate," "intend," "estimate," and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various risk factors, including, but not limited to, continuing relationships with the Company's key customers, the stability of the Company's suppliers, their manufacturing capacity and the availability of raw materials, economic conditions, the regulatory and trade environment, competitive products and pricing, the risk of entering into new market segments, product demand, ability to enforce trademarks, the effects of the year 2000 on customers' and suppliers' computer systems, and other unforeseen risks and uncertainties. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

     The Company's primary strategic objective is to establish Seventh Generation(R) as the leading brand name for household products that are "safer for you and the environment." The Company believes that it is today one of the leading marketers of environmentally friendly household products in the United States and Western Canada. The Company sells Seventh Generation(R) brand name products through distributors to natural products stores throughout the United States and in Central and Western Canada, is expanding sales of its brand name products into upscale supermarkets primarily in the Northeast and West Coast. The Company's products are also marketed through the Internet and through the Harmony mail order catalog, formerly the Seventh Generation(R) mail order catalog (the "Catalog"), which was sold to

Gaiam on May 24, 1995, and is operated by Gaiam using the Seventh Generation(R) trademarked name pursuant to a Licensing Agreement further described below.

     Seventh Generation(R) brand name products include: paper towels, bathroom and facial tissues, napkins and paper plates that are all made from 100% recycled fiber and are manufactured without the use of chlorine bleach, cleaning and laundry products that are non-toxic, renewable-resource based, phosphate-free and biodegradable, plastic trash bags made from 80% recycled plastic, full spectrum light bulbs, baby wipes, a food freshness system for refrigerators, and feminine hygiene products. The Company markets and distributes, but does not manufacture, its products.

     The Company's sales strategy is to focus primarily on the Natural Products Industry and, secondarily, on sales to select supermarkets, mail order catalogs and the Internet. In addition, the Company sells a limited number of privately labeled products to a limited number of select major customers. This approach is designed to reduce the Company's risks by focusing sales efforts primarily on those accounts that serve customers consistent with the Company's current account base.

     The Company's marketing strategy focuses on building awareness of the Seventh Generation(R) brand, educating consumers on the health and environmental benefits of the Company's' products and stimulating trial and repeat purchases. The Company's marketing strategy also focuses on in-store promotional activity in natural products stores and supermarkets, rather than more costly marketing strategies such as television advertising and mass-delivered consumer promotions.

     The Company's other marketing activities have included public relations programs that have led to news coverage on television, in magazines and newspapers, in-store point of purchase displays and educational literature, participation in environmental events and activities, trade promotions directed to the natural products and supermarket industries, the distribution of product samples to encourage new customers to try the Company's products, the development of the Company's web site www.seventhgen.com to provide information and education, selling of product through the web site www.greenmarketplace.com, and the licensing of the Company's name for use on the Gaiam mail order catalog which is distributed directly to consumers.

    During the third quarter of 1998, the Company introduced a new performance-based cooperative advertising and promotion strategy designed to increase the number of the Company's products carried by retail outlets. Retailers were given the opportunity to enter into an agreement whereby the Company would provide certain financial reimbursement for their merchandising activities of the Company's products. The key objective of the program is to expand distribution and shelf presence for the Company's 38-item product line. The agreement states that the retailer must stock a minimum of 25 core products. The retailer also must agree to give the Company's products an equal or greater number of shelf facings as compared to the Company's principal competitors. This additional shelf space provides the Company with increased product exposure that could, if successful, increase sales. Through this new program, the Company will also receive detailed information of product sales by these retailers.

     The Company plans to continue with its primary focus of expanding its sales and marketing efforts in the Natural Products Industry as well as continuing to expand sales to upscale supermarket chains in the Northeast and West Coast. Although the Company has started to realize sales to supermarkets, there can be no assurance that the Company will be successful with its marketing strategy.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

Operations

    Net sales increased $87,183, or 3.8%, during the three months ended March 31, 1999 to $2,374,885, compared to $2,287,702 during the three months ended March 31, 1998. This performance was due primarily to the continued growth of sales of the Company's products in the Natural Products Industry.

    Gross profit was $839,827 in the three months ended March 31, 1999, compared to $674,341 during the three months ended March 31, 1998, an increase of $165,486 over the same period in 1998, or 24.5%. Gross profit increased to 35.4% as a percentage of sales in the 1999 period, compared to 29.4% in 1998, due primarily to the decrease in lower profit margin sales to Gaiam.

    Operating expenses were $915,168 in the three months ended March 31, 1999 compared to $706,736 during 1998, an increase of 8.4% as a percentage of sales from 30.1% of sales in the 1998 period to 38.5% of sales for the 1999 period. The additional expenditures were due primarily to variable selling and marketing expenses which increase with additional sales volume, increased general and administrative expenses, and increased freight costs due to higher sales volume and consolidation of warehouse operations.

    Sales and marketing expenses were $491,055 in the three months ended March 31, 1999, compared to $326,910 in the 1998 period. Sales and marketing expenses increased 50.2%. Sales and Marketing expenses as a percentage of sales increased from 14.3% in the three months ended March 31, 1998 to 20.7% in the three months ended March 31, 1999. The increase in expenditures was primarily due to increased trade promotions and additional sales management staff.

    Operations and distribution expenses were $200,394 in the three months ended March 31, 1999, compared to $157,945 in the 1998 period. The increase in expenses incurred was primarily due to increased freight costs as a result of the consolidation of warehouse operations, a change in the allocation of certain personnel costs from general and administrative to operations, and the higher sales volume. Operations and distribution expenses increased as a percentage of sales from 6.9% in the 1998 period to 8.4% in the 1999 period.

    General and administrative expenses were $223,719 in the three months ended March 31, 1999, compared to $221,881 in the 1998 period. The increase in expenses incurred was primarily due to increased personnel costs. General and administrative expenses decreased from 9.7% of sales in the 1998 period to 9.4% of sales in the 1999 period.

    Net other expenses increased in 1999 as a result of $225,000 of new variable rate debentures, which were issued in the third quarter of 1998. See Footnote 5 of the financial statements for a more complete description of the Company's outstanding debentures.

    The net loss in the 1999 period was $98,705, compared to $48,161 in 1998, an increase of $50,544. This increase was primarily due to the increased sales and marketing expenditures for the Company's new marketing program, addition of sales management and increased warehousing and freight costs.

Transactions with Gaiam

     Pursuant to a Supply Agreement with Gaiam, the purchaser of the Company's former catalog, the Company sells its brand name products to Gaiam, which Gaiam resells through its mail order catalog. Gross margins from these sales are lower than on sales to other customers. Pursuant to the Supply Agreement, the Company now sells its brand name products to Gaiam at cost plus 5%. During the three months ended March 31, 1999, Gaiam purchased approximately $169,500 of product at cost plus 5%, yielding sales of approximately $177,700. Gross margin from these sales was approximately 4.8%. During the three months ended March 31, 1998, Gaiam purchased approximately $311,700 of product at cost plus 5% under the terms of the Supply Agreement, yielding approximately $327,300 in sales.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1999, approximately $80,000 of cash was provided from operating activities. The Company used approximately $123,000 to finance the growth of accounts receivable, approximately $41,000 to increase its inventory, and approximately $27,000 to increase prepaid expenses. Additionally, the Company has increased its accounts payable by approximately $404,000, while decreasing its accrued liabilities by approximately $45,000. As of March 31, 1999, the Company's primary sources of liquidity were approximately $552,000 in cash, approximately $71,000 in marketable securities, and approximately $1,090,000 in accounts receivable.

     The Company has one customer whose purchases of the Company's products accounted for 43% of the Company's total sales in the first three months of 1999. No other customer exceeded 10% of the Company's sales. The loss of this customer, or a decision to significantly reduce its purchases or any disruption to its relationship with the Company could adversely affect the Company's liquidity.

     As the Company continues its expansion into natural products stores and targeted supermarkets in the Northeast, West Coast, and other targeted markets, it plans to carefully monitor its expenses, and will focus on reducing them where possible. During the first three months of 1999, the Company's net loss was $98,705, compared to $48,161 in 1998, an increase of $50,544. The Company increased trade promotions in the first quarter which significantly increased its marketing expenses.

     During the third quarter of 1998, the Company issued $225,000 of new variable rate debentures. The 1998 variable rate debentures are due May 31, 2003, and bear interest at an initial annual rate of 10.85% through May 31, 1999. Effective as of June 1, 1999 and through the remainder of the term of the debentures, the Company has the option to pay interest at the annual rate of (a) 22% or (b) the lesser of (i) 4% over the May 31 five-year United States Treasury Note yield (which is currently 9.40%) and (ii) 12.5%, in which event the debentures become convertible into shares of the Company's common stock at the option of the holder at any time after May 31, 1999. If the Company elects to pay interest at 22% per annum, the Company is required to pay a premium of 25% over the amount of the debenture on May 31, 2003. If the Company elects the second interest option, the holders of the debentures will have the option to convert the debentures into shares of the Company's common stock (i) effective as of May 31, 1999 at a discount to the fair market value of the common stock on such date based on certain stock price benchmarks, subject to a $1.00 minimum conversion price or (ii) at any time prior to maturity based on the fair market value of the common stock on May 31, 1999 at no discount, but subject to a $1.50 minimum conversion price. A portion of the proceeds in the amount of $62,500 from the offering was allocated to paid in capital as a discount on the debentures. The discount amount represents the difference between the fair market value and the potential conversion price of the Company's common stock at the date of issuance of the debentures. This discount will be amortized and recorded as interest expense over the term of the debentures.

     In November 1997, the Company issued $847,500 of variable rate debentures due June 30, 2002, which bear interest at an initial annual rate of 10.85%. The Company had the option to pay interest semi-annually at the lesser of 4% over the June 30 five-year United States Treasury Note and, allow holders to convert all or part of their debentures into Common Stock at a conversion price of 25% less than the average of the last reported sales price per share on the NASDAQ OTC Bulletin Board for the twenty consecutive business days prior to January 1, 1999, or to continue paying interest on the outstanding principal balance at the annual rate of 22% for the remainder of the term. The Company elected to pay interest at 4% over the June 30 five-year United States Treasury Note yield, which is currently 9.40%, and allow holders to convert their debentures to Common Stock at a conversion price of $0.57407per share. Accordingly, a minimum of 1,476,301 shares of Common Stock have been reserved for the potential conversion of these debentures.

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

     As a result, a more in-depth analysis is currently ongoing. Internally, this second analysis will include the testing of internally developed systems. The internal portion of the second analysis just recently commenced and is not expected to be completed until the end of the second quarter of 1999. The Company has, however, implemented financial and operational software packages that currently utilize six digits to identify the transaction year and period. Additionally, the Company has been actively upgrading its computers and embedded-chip hardware to ensure Year 2000 compliance. Currently, the Company estimates that 95% of its computers and embedded-chip hardware are Year 2000 compliant. The Company intends to reach 100% compliance by the end of the second quarter of 1999. The Company has completed modifications to existing software and conversions to new software and systems, the Year 2000 issue will not pose significant operational problems for its computer and other information systems.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 2. CHANGES IN SECURITIES
-----------------------------

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS
---------------------------------------------------------------

     Not applicable.

ITEM 5. OTHER INFORMATION
-------------------------

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  The following documents are filed as a part of this Report:

EXHIBITS:

Exhibit #  Description
---------  -----------

  (11)     Statement re: Computation of Loss Per Share

  (27)     Financial Data Schedule

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES



    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SEVENTH GENERATION,  INC.
                                -------------------------


Date:  May 14, 1999         By: /s/  Jeffrey A. Hollender
       ------------             -------------------------
                                Jeffrey A. Hollender
                                President and Chief Executive Officer
                                (Principal Executive & Financial Officer)

                               INDEX TO EXHIBITS


                                                     Sequentially
Exhibit Number                                      Numbered Page
--------------                                      -------------

    11                                                    23

    27                                                    25